Form 10KSB
period 2006-07-31
Wellstar International, Inc.
filed 2006-11-13
CIK 1346248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                    For the fiscal year ended: July 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                        Commission File Number 333-130295

                          WELLSTAR INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


                                Nevada 20-1834908
 -------------------------------------------------------------------------------
           (State of incorporation) (IRS Employer Identification No.)



                 6911 Pilliod Road
                   Holland, Ohio                                43528
     -------------------------------------------------        ----------
        (Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number: (419) 865-0069

                                   Copies to:
                                  Darrin Ocasio
                       Sichenzia Ross Friedman Ference LLP
                     1065 Avenue of the Americas, 21st Floor
                               New York, NY 10018

       Securities registered under Section 12(b) of the Exchange Act: NONE

       Securities registered under Section 12(g) of the Exchange Act: NONE

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] -

State the issuer's revenues for the most recent fiscal year: $21,475.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 25, 2006 was approximately $3,380,620.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 84,850,000 shares of common stock, $.001 par value per share, as of October 25, 2006.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----

                                     PART I

Item 1.     DESCRIPTION OF BUSINESS..........................................2
Item 2.     DESCRIPTION OF PROPERTY..........................................8
Item 3.     LEGAL PROCEEDINGS................................................8
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............8


                                    PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........9
Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........10
Item 7.     FINANCIAL STATEMENTS.............................................F-1
Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..............................23
Item 8A.    CONTROLS AND PROCEDURES..........................................23


                                    PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT.......23
Item 10.    EXECUTIVE COMPENSATION...........................................25
Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.......................................................26
Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................27
Item 13.    EXHIBITS AND REPORTS ON FORM 8-K.................................27
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................28

SIGNATURES  .................................................................29



                                     PART I

Item 1. DESCRIPTION OF BUSINESS

Corporate History

Wellstar International, Inc. ("Wellstar" or the "Company") was formed in the State of Nevada on December 5, 1997. Wellstar was a development stage company with no operating activities. On July 12, 2005, Wellstar entered into a share exchange agreement with Trillennium Medical Imaging, Inc. ("Trillennium" or "TMI"), a development stage company formed in June, 2005. As a result of the share exchange agreement, Trillenium became a subsidiary of Wellstar.

Wellstar International, Inc., through its Trillennium subsidiary, is dedicated to developing and licensing the use of advanced thermal imaging technology in the consumer health care and veterinary markets throughout the United States.

Introduction

Wellstar is one of the only companies currently in North America that has the rights to market a thermal imaging camera using infrared technology approved by the FDA as an adjunctive diagnostic device and software for thermal imaging pursuant to an exclusive supplier contract with the camera's manufacturer.
Mikron Instrument, Inc. (Wellstar does not manufacture the thermal imaging cameras). Our camera and software technology is known as the TMI Thermal Imaging System. TMI is well positioned to take advantage of the thermal imaging market and to assist in the delivery of health care services . Our current competitive advantage is derived from the state of the art technology of the camera and software we are utilizing, combined with an intimate knowledge of and relationships in the thermal imaging market. Wellstar plans to grow in these markets by expanding its imaging capabilities through the acquisition of new imaging technologies. In addition to human imaging, Wellstar plans to compete in the equine imaging market.

The TMI Infrared Technology and software is approved by the FDA as an Adjunctive Diagnostic screening procedure for early breast cancer detection and adjunctive diagnosis of pain dysfunctions, such as Reflex Sympathetic Dystrophy, Neuromuscular Skeletal Syndromes and Neurological disorders. As an Adjunctive Diagnostic Screening procedure, the TMI Infrared Technology is to be used as an additional diagnostic tool in supplementation of other methods of establishing medical diagnosis such as mammography, X-Ray, CT, and MRI. This screening modality provides a differential diagnosis to justify additional screening procedures to ensure successful patient outcome assessment. Thermal Imaging is a low cost, non-contact, non-radioactive diagnostic screening procedure designed for clinical evaluation. In addition, thermal imaging provides an ability to track the progress of therapies being utilized in a low cost, non-invasive manner. Our thermal imaging system is intended to supplement other established clinical detection methods and is not intended for stand alone use.

The TMI Infrared Technology fills a need that currently exists in diagnostic medicine today. Thermal imaging provides information that is specific to the physiological and functional activity in the body. This information becomes invaluable in that conventional diagnostic screening utilizes tests such as X-Ray, MRI and CT Scans. All aspects of these tests are concerned with the anatomical and structural problems of the body. Many problems arise from not combining both diagnostic modalities of structure and physiology, in that people are mis-diagnosed and considered healthy and well when the physiological information provides an earlier outcome or risk assessment of future health predictors than the structural modalities. The TMI Infrared Technology reads the differential temperature emitted at the surface of the skin. This differential temperature or variance in skin temperature from point-to-point, is a reflection of the metabolic activity underlying the skin surface. As an adjunctive diagnostic device, the TMI Infrared Technology provides the diagnostician with an image reflecting metabolic changes underlying the skin surface in addition to those structural changes read by traditional mammography, CT or MRI, thus providing more diverse information to the practitioner on which to diagnosis of patient conditions.

The TMI Thermal Imager in regards to breast health provides physiological data or risk indicators for early vascular changes (blood flow) that can precede or feed a developmental mass in breast tissue up to 15 years. By comparison, conventional diagnostic screening tests such as mammography, CT, MRI of the breast seek to identify a mass or tumor that is already established. One can immediately understand the need to identify those women at higher risk and begin early treatment intervention when cell changes are taking place but a tumor is not yet established. As cell changes take place this produces changes in the body's energy production and the rate at which the body transfers energy, thereby producing temperature changes due to changes in heat and blood flow, which can be measured on the surface of the skin. These temperature measurements can be identified using the TMI Thermal Technology. While there is always a risk of misdiagnosis in the clinical setting, the TMI Technology is not a "stand alone" diagnostic tool. Accordingly, a medical procedure or course of treatment would not be based exclusively on the findings generated by our thermal imaging studies thereby ameliorating the risk of a malpractice claim based upon errors in the use of the TMI Technology.

The TMI Thermal Imager in regards to pain dysfunctions will work in a similar manner providing immediate diagnostic feed back to determine physiological components to pain. By comparison, conventional diagnostic screening tests such as X-Ray, MRI, CT scan provide for structural or anatomical information with no clinical findings.

The end result is that people can live longer and healthier lives while reducing overall medical costs and lost productivity. This personalized medicine approach results in early detection of cancer and a differential diagnosis for pain. This personalized medicine approach is predicted to transform and innovate the health care industry.

Major markets such as University Research Centers, Hospitals, Multidisciplinary Physician practices, Pain Centers, and alternative medical centers support the need for this type of screening modality. Organizations such as the Anti-Aging and the American Academy for The advancement of Wellness are examples of large organizations designed to educate both the physicians and the consumer on preventative measures to ensure greater health.

In summary, Trillennium Medical Imaging has created an innovative new business model that is expected to give it an early market advantage. The company is leveraging this advantage through a new paradigm shift that is capitalizing on the large market potential of the working Americans, baby boomers and retirees who require specialized health care.

Overview of Medical Infrared

Homeostasis or balance is necessary for the human body to function at an optimal level. The production of energy - cellular metabolism produces heat. Homeostasis depends on the regulation of this heat. A primary site of heat regulation is through the largest organ of the human body - the skin. The measurement of body heat production through the skin has been done since the time of Hippocrates and is an indirect measurement of metabolic activity in the body.

The sophisticated measurement of body temperature by infrared imaging is the most efficient technique for the study of skin temperature distribution. Infrared thermal imaging is a non-invasive, imaging procedure involving the detection and recording of skin thermal patterns using instruments, which can provide visual and quantitative documentation of these temperature measurements. The interpretation of these temperatures and thermal patterns can be important in the development of a diagnosis. Because Infrared Imaging can display the variations in skin temperature patterns and these variations are scientifically documented as reliable indicators of metabolic information, it may be used as an integral part of the physical examination.

Infrared Imaging is appropriate whenever the treating professional feels a physiological imaging test is needed for diagnosis or case management. Thermal imaging provides information on the normal and abnormal functioning of the sympathetic nervous system. This can include neurological or vascular dysfunction, diffuse patterns of muscular and connective tissue, usually in the form of inflammation or heat and inflammatory processes in breast tissue. This may point to the type of functional disorder as well as assist in the determination of the most effective course of treatment through continual evaluation.

The diagnosis of neurological and musculoskeletal abnormalities by Infrared Imaging is based on comparative temperature asymmetry between normal and abnormal sites. A change in normal temperature contra laterally - outside the known standard range of deviation - is a signal of abnormal function. A variety of challenges can be performed to determine the extent of sympathetic response remaining in the abnormal region. This will substantiate the presence of disruption of signals through the nervous system which is typical of the pain response.

Clinical Use of Infrared

There are major influences on skin temperature other than neurogenic control. When performing Infrared Imaging, each of the influences must be evaluated clinically to determine the cause of any asymmetry that may be present. Although evaluation of the body with Infrared Imaging is a safe, easy and effective way to visualize the physiological response of the body, interpretation of this information requires an in-depth knowledge of the human physiological response to pathology. Unlike x-ray, a thermal image is not a stand-alone diagnostic picture. A thorough clinical history and exam must be correlated to the thermal picture to provide any significant information.

Performance of thermal exams must be done in a controlled environment following specifically outlined procedural steps. This will ensure that the information recorded is that coming from the body and not extraneous environmentally induced abnormalities. Often infrared images are sent to a distant physician for interpretation. Exact protocol ensures that each exam is performed in a consistent manner and provides information that physician can accurately report on.

The Imaging Industry

The demand for personalized health care is expected to increase as consumer awareness of preventative methods are understood. Ultimately, it will be the consumer that both drives the alternative markets productivity and the need for the trained physician to embrace and help revolutionize the health care industry.

Infrared thermal (IR) imaging as an adjunctive testing model provides an effective screening device for physiological or autonomic dysfunction. With this capability, the two primary health areas that can most benefit from incorporating IR screening are breast health evaluation as a screening modality, and evaluation of nonspecific or undiagnosed pain problems.

Current Method Of Detecting Breast Cancer

Each year, thousands of women are diagnosed with breast cancer in the United States alone, and it is the most common form of cancer found in women worldwide. X-Ray or Digital Mammography screening is the current method for detection of breast cancer. Mammography provides the anatomical or structural reference for the already established tumor or micro calcification. This process of developing cancer is a progressive and developmental process over 10 to 20 years. It is during these years that many physiological and biochemical changes take place that can't be seen with a structural test.

Thermal imaging provides us an adjunctive tool (as approved by the FDA) to view the physiological changes taking place as cells are changing and mutating in this developmental phase of breast cancer. Thermography is able to detect the possibility of breast cancer much earlier, because it can image the early stages of angiogenesis. Angiogenesis is the formation of a direct supply of blood to cancer cells, which is a necessary step before they can grow into tumors of size. Thermographic breast screening is brilliantly simple. Thermography measures the radiation of infrared heat from our body and translates this information into anatomical images. Our normal blood circulation is under the control of our autonomic nervous system, which governs our body functions without our conscious will. There is no compression or radiation to the cells of the body and provides a non-contact, non-invasive test.

Current Method Of Detecting Pain

X-Ray, MRI or CT scanning is the current method to evaluate the pain process. Each of these imaging techniques measures the anatomical or structural aspects of pain. Such as disc herniations, spinal problems, stress fractures, etc.

Thermal Imaging provides us an adjunctive screening tool (as approved by the FDA) to view the physiological processes to pain when the structural screening tools fail to identify the problem. Pain disorders such as the neuralgias and neuropathies that affect nerves throughout the body, and damage the central nervous system (the brain and spinal cord), as well as pain where no physical cause can be found - psychogenic pain - increase the utility for thermal imaging.

Thermal imaging can provide an indirect reading of physiological changes by detecting the emission of autonomic information in the form of variations in the skins surface temperature for many who suffer pain with no anatomical clinical diagnosis. It is in this manner that thermal imaging can then offer to a physician a differential diagnosis as to the etiology of pain and provide a physician with a road map to the cause and possible solution to the problem.

Competition

Compared to other imaging modalities such as CTs, MRIs and PETs, the TMI thermal imaging cameras and software exhibit lower up-front and maintenance costs to hospitals, clinics and other healthcare providers and, as a result, a lower cost per procedure. Examinations utilizing the TMI thermal imaging camera are non-invasive, non-toxic and patient-friendly. TMI's equipment and software is easy for technicians to operate. We believe that a less expensive, functional imaging tool like the TMI system will enable the use of many of the new, targeted cancer therapies that are being produced, as they require accurate, lower cost functional imaging techniques to ascertain early tumor response. We also believe that use of the TMI system in the management of pain will assist in more accurate identification of the source of pain and the enhanced ability to target patient treatment.

Our competitive advantage arises from the clarity of the thermal images generated by our thermal imaging cameras as compared to similarly priced equipment. For example, our thermal imaging cameras, manufactured under an exclusive agreement for us by Mikron Instrument Company, Inc., generate thermal images comprised of 70,000 pixels. Competitive thermal imaging cameras, such as those manufactured by Flir Corporation and Medical Monitoring Systems Pty. Ltd. produce thermal images comprised of approximately 50,000 pixels. Each pixel is an individually referenced measurement of skin temperature, which can be compared with each of the other pixels in the image. Because of the increased number of pixels in our thermal images, our technology provides a more accurate thermal image, which provides us with a competitive advantage in a marketplace.

Our marketing strategy is to absorb the initial capital costs of thermal imaging cameras, related equipment and software. Our revenue stream will be based upon a per patient imaging fee arising from the ongoing usage of our equipment in third party locations.

Markets

In view of TMI's attributes and cost advantages, large and growing global healthcare expenditures, and the vast number of imaging procedures and applications for which the TMI thermal imaging cameras are suited, we believe that we will attract market share. Our plan is to initially target revenue-generating opportunities in the following three high-value areas: oPain Clinics; oMammography; o Equine scanning for ligament damage and pain.

The level of FDA approval required for use of the TMI Technology is different from that required for use of traditional X-Ray, CT or MRI because the thermal imaging techniques are non-invasive and non-toxic. TMI Technology's strengths lay in the fact that compared to X-Ray, CT and MRI it is low cost, non-invasive and non-toxic. Through the use of education in our marketing presentations to clinical practitioners and third party payors, we will continue to stress that the TMI Technology is an adjunctive procedure, not a replacement for existing diagnostic tools on which practitoners have traditionally relied.

We will implement the first phase of our business strategy by addressing the diagnostics/screening market, which includes pain management, breast, cervical, skin and other cancers, and diabetes. We plan to address the diagnostics/screening market by entering into License Agreements with hospitals and pain clinics and by acquiring new thermal imaging technologies. The technologies available today to screen and diagnose cancer vary greatly. According to the specific form of the disease being considered, X-ray mammography is the most widely used method of diagnosing breast cancer despite the technology's limitations. For skin cancer detection, there are no effective diagnostic means other than surgical biopsy, and for cervical cancer, the inaccuracies of routinely conducted "pap smears" result in tens of thousands of unnecessary cervical biopsies. We recognize that, despite the substantial potential in this market segment, there are many clinical regulatory and marketing hurdles to overcome in order to establish TMI thermal imaging systems as the standard of care in this fragmented and complex market. We believe that the TMI thermal imaging system can potentially provide an easy-to-use, significantly lower cost, completely non-invasive, patient-friendly method of cancer detection in each of these areas.

Research, Development, and Technology

We do not manufacture the thermal imaging cameras utilized in the TMI thermal imaging system. The manufacturer of our cameras is the Mikron Instrument Company. Our contract with Mikron provides for the exclusive use and marketing of the cameras in the medical and veterinary fileds in the United States, Canda, Mexico and the Middle East. The expiration date of the contract is June 4, 2011.

We rely on the research and development of our suppliers to keep us equipped with state of the art technology. We continue to research the market for emerging advances in infrared imaging and seek to incorporate leading edge technology in our system through strategic alliances and marketing agreements. We are developing software for implementation of imaging data acceptable to the fmedical community for diagnostic purposes.

Our software offers seamless integration from capture to port generation, with all functions performed in one format. Our camera offers a Microbolometer with a 30 frame per second capture rate. This real time imager provides thermal sophistication for both clinicians and researchers. Additonial features include real time video capture and playback; export functions to excel spreadsheets and; auto calculation of average temperature deltas.

Environment and Regulation

FDA Regulation. Our products and manufacturing activities are subject to regulation by the U.S. Food and Drug Administration, or FDA, and by other federal, state, local and foreign authorities. Pursuant to the Food, Drug, and Cosmetic Act of 1938, commonly known as the FD&C Act, and the regulations promulgated under it, the FDA regulates the development, clinical testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a Section 510(k) notification or approval through a Premarket Approval, or PMA.

Classification of Medical Devices. In the United States, medical devices intended for human use are classified into three categories, Class I, II or III, on the basis of the controls deemed reasonably necessary by the FDA to assure their safety and effectiveness with Class I requiring the fewest controls and Class III the most. Class I, unless exempted, and Class II devices are marketed following FDA clearance of a Section 510(k) pre-market notification. Since Class III devices (e.g., implantable devices and life sustaining devices) tend to carry the greatest risks, the manufacturer must demonstrate that such a device is safe and effective for its intended use by submitting a PMA application. PMA approval by the FDA is required before a Class III device can be lawfully marketed in the United States. Usually, the PMA process is significantly more time consuming and costly than the 510(k) process.

Breast cancer screening devices that use infrared detection instrumentation, such as that used in the TMI thermal imaging system, which are intended to be used by physicians as an adjunct (supplement) to other established clinical detection methods for breast disease, are currently classified as Class I devices, requiring clearances under Section 510(k) before marketing. Such devices that are intended for stand-alone use, i.e., for use as a sole diagnostic screening tool for detection of breast cancer, are classified as either Class II or Class III devices, requiring PMA before marketing.

Changes in Approved Devices. The FD&C Act requires device manufacturers to obtain a new FDA 510(k) clearance when there is a substantial change or modification in the intended use of a legally marketed device or a change or modification, including product enhancements and, in some cases, manufacturing changes, to a legally marketed device that could significantly affect its safety or effectiveness. Supplements for approved PMA devices are required for device changes, including some manufacturing changes, that affect safety or effectiveness. For devices marketed pursuant to 510(k) determinations of substantial equivalence, the manufacturer must obtain FDA clearance of a new510(k) notification prior to marketing the modified device. For devices marketed with PMA, the manufacturer must obtain FDA approval of a supplement to the PMA prior to marketing the modified device.

Good Manufacturing Practices and Reporting. TMI does not manufacture the infrared cameras used in its thermal imaging system. Nevertheless, the FD&C Act requires device manufacturers to comply with Good Manufacturing Practices regulations. The regulations require that medical device manufacturers comply with various quality control requirements pertaining to design controls, purchasing contracts, organization and personnel, including device and manufacturing process design, buildings, environmental control, cleaning and sanitation; equipment and calibration of equipment; medical device components; manufacturing specifications and processes; reprocessing of devices; labeling and packaging; in-process and finished device inspection and acceptance; device failure investigations; and record keeping requirements including complaint files and device tracking. We are in compliance with the above requirements.

Current  Regulatory  Status.  The FDA found that the cameras utilized in the TMI thermal imaging system are substantially equivalent to an existing legally marketed device, thus permitting them to be marketed as an adjunct (supplemental) screening/diagnostic device. The cameras utilized in our system first received 510(k) clearance in September 2001 and subsequently in March 2003. Together with our proprietary software we, are marketing the TMI thermal imaging system as an adjunct (supplemental) method for the diagnosis of breast cancer and other diseases affecting the perfusion or reperfusion of blood in tissue or organs.

Reimbursement by Third-Party Payors. Most purchasers and users of medical devices such as physicians, hospitals and imaging centers rely on reimbursements from third-party payors including, by way of example, private indemnity health insurers, managed care health insurers, federal health insurance programs (e.g.,Medicare), and state administered programs (e.g., Medicaid). Therefore, decisions by third-party payers concerning reimbursement for use of the TMI thermal imaging system are likely to affect its use. Use of the TMI thermal imaging system for its current FDA cleared uses is not covered by any third-party insurer. Failure to secure third-party coverage, or failure to maintain coverage after it is received, could have an material adverse impact on our operations.

Favorable coverage determinations for a medical device do not automatically follow FDA approval or clearance of the medical device. Rather, manufacturers of medical devices must affirmatively seek favorable coverage determinations from private and public insurers. A coverage determination usually involves two fundamental decisions. First, the insurer decides whether there are circumstances under which it will pay for a procedure involving the device or will pay an additional amount for use of the device, where the device is an adjunct to an already covered procedure. Second, if there are circumstances where coverage would be appropriate, the insurer sets out the conditions necessary to support coverage (e.g., medical history). The coverage conditions can be broad allowing many patients to qualify for coverage or so narrow, that few patients qualify for coverage. Following a favorable coverage determination, the insurer sets a level of reimbursement or a formula for determining that level.

Coverage determinations by private and public insurers can proceed slowly; their outcomes are uncertain and can vary even within a single program owing in part to the fact that many determinations are made regionally, locally or on a case-by-case basis, rather than nationally. This is even so for Medicare, the federal health insurance program for the aged, disabled, and single largest third-party payor.

Through compilation of a HIPPA compliant data base images, we plan to develop a statistically verifiable basis upon which practioners can base their patient evaluations thereby providing the data upon which we believe we will be able to obtain approval for third party reimbursement.

Permits and Inspections

The manufacturer of the thermal imaging cameras utilized in the TMI thermal imaging system is subject to compliance with Good Manufacturing Practices under the FD&C Act, as described above. The manufacturer is subject to government inspection and failure to comply with all applicable standards can result in suspension or termination of its ability to manufacture cameras for use in our system. In that event we would be compelled to seek thermal imaging cameras from other manufacturers.

Users of the TMI thermal imaging system are required to utilize protocols for accurate thermal imaging such as the "Technical Protocols for High Resolution Infrared Imaging" approved by the ACCII 5-15-99. Failure to comply with these requirements can result in suspension or termination of the facilities' authority to utilize our thermal imaging system. In that event we would experience a disruption in revenue while we removed our equipment and sought to install it in another location.

Research and Development

We continue to interface with equipment manufacturers and medical device research and development firms to seek out state of the art thermal imaging technology.

In addition, we are in the process of creating a Data Collection division. This will enable us to keep data and compare results of images taken from all of our cameras. This will then lead to definitive conclusions for the medical community. Through a HIPPA-compliant database we plan to gather a statistically-verifiable data set from our patient population from all of our participating facilities. This information will be compared to currently known statistics and provide additional verification regarding the efficacy of infrared imaging in a variety of applications. The medical community requires "evidence" to back the use or implementation of all technologies. TMI expects that its thermal imaging operations will yield significant data. This will supply the data needed to support evidenced-based practice. This data can then be compared to the patient outcome-information held by each practitioner. The combined data can be presented when petitioning the reimbursement approval from third-party payers.

Item 2. DESCRIPTION OF PROPERTY

We maintain our principal office at 6911 Pilliod Road, Holland OH 43528. Our telephone number at that office is (419) 865-0069 and our facsimile number is
(419) 867-0829.

Item 3. LEGAL PROCEEDINGS

We may become involved in a lawsuit or legal proceeding at any time in the ordinary course of business. Litigation is subject to inherent uncertainties, and an unexpected adverse result may arise that may adversely affect our business. We are currently not aware of any litigation pending or threatened for any reason. We are not aware of any additional legal proceeding or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended July 31, 2006.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the Pink Sheets under the symbol "WLSI."

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.


Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.



 Quarter Ended           High           Low
------------------     ---------     ---------
October 31, 2004         3.20          1.80
------------------     ---------     ---------
January 31, 2005         0.015         0.10
------------------     ---------     ---------
April 30, 2005           0.015         0.015
------------------     ---------     ---------
July 31, 2005            0.82          0.015
------------------     ---------     ---------
October 31, 2005         0.43          0.09
------------------     ---------     ---------
January 31, 2006         0.28          0.075
------------------     ---------     ---------
April 30, 2006           0.28          0.085
------------------     ---------     ---------
July 31, 2006            0.29          0.165
------------------     ---------     ---------
October 31, 2006         0.225         0.031
------------------     ---------     ---------


Number of Stockholders

As of October 25, 2006, there were approximately 72,125,000 shares of common stock outstanding, of which 72,1265,000 shares were restricted under Rule 144 of the Securities Act of 1933.

As of October 25, 2006, there were approximately 85 active holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties.

General Overview

Trillennium Medical Imaging's business model is based upon clinical research that proves disease is a 10-20 year progression prior to the development of symptoms and ultimately tumor growth in the form of cancer. Pain dysfunctions affecting Americans not able to be identified with conventional imaging such as MRI, CT or X-Ray provide an additional market for physiological thermal imaging. Trillennium Medical Imaging utilizes the latest technology, including medical infrared camera equipment and advanced TMI V 5.0 interfaced software, to identify the disease process early so that lifestyle modification and immediate medical interventions can offset years of potential poor health, staggering out of pocket health care costs and untimely death due to late diagnosis in a disease process.

Plan of Operation

We have been developing our market opportunity since the inception of Trillennium Medical Imaging, Inc. and initially positioned our equipment in pain clinics and acute care facilities pursuant to agreements with Surgicenters of America, Inc., a subsidiary of Triad Hospital Group, and with Primary Care Practitioners, which operates pain clinics.

We have terminated the License with Primary Care Practioners for late payment and are currently negotiating resolution of their outstanding receivable owed to us. The thermal imaging infrared camera previously provided to Primary Care Practioners has been relocated to Spineonumics Health Center in Orlando, Florida where it is being used in clinical trials and through which it will be the focus of a presentation at the Florida Chiropractic Society convention in Orlando, Florida on December 2nd/3rd, 2006.

While we continue to develop our plan to penetrate the equine market, we have not yet entered into any license agreements in this industry.

In addition, we have entered into a verbal agreement for the use of our thermal imaging cameras with Natural Horizons Wellness Center Fairfax, in Fairfax, Virginia.

We have refocused our plan of operation from placement of our equipment primarily in pain and breast cancer screening clinics to development of market demand through the use of advanced medical research to develop verifiable data evidencing the usefulness of our thermal imaging cameras in adjunctive medical diagnostic screening environments.

In addition, we are continuing to seek qualified directors, employees and consultants, and to pursue Marketing and License Agreements with pain clinic owners and operators.

Surgicenters of America Contract

TMI has entered into a contract with Surgicenters of America, the surgical division of Triad Hospitals, Inc., one of the largest hospital groups in the United States. The initial phase of the contract anticipates the installation of two of our thermal imaging units at facilities owned and managed by Triad Hospitals. Training and site survey for in-facility installation of cameras began in January, 2006, however actual installation has been delayed due to management changes within the Surgicenters organization.

Surgicenter's responsibilities under the contract are as follows:

o To provide space for our cameras without charge;
o To bill and collect for a 3% fee;
o Comply with the Health Insurance Portability and Accountability Act;
o Provide the personnel to image the patients at a true pass through cost (If a technician/nurse hourly rate is $20.00, and an image took one hour, TMI would be billed services for $20.00);
o The net proceeds to TMI after an image, would be the cost per patient session, less a 3% billing and collection fee, less the man-hour cost. TMI anticipates to receive in excess of 85% of all images billed;

o Have $1 million occurrence/ $3 million dollars aggregate of insurance;

Trillennium's responsibilities under the contract are as follows:

o Provide an FDA approved camera;
o Provide training to staff;
o Comply with the Health Insurance Portability and Accountability Act; o Have $1 million occurrence/ $3 million dollars aggregate of insurance;

Acquisition of the Assets of Micro Health Systems

We acquired the assets of Micro Health Systems ("Micro Health" or "MHS") in December 2005. Pursuant to the agreement, TMI obtained the following: MHS's customer lists; the assignment of MHS' exclusive supplier contract with Mikron Instrument Co., which supplies our thermal imaging cameras, and all other intangibles such as FDA rights; and tangible assets.

The purchase price consisted of $600,000 cash and 2,000,000 shares of Wellstar common stock. The $600,000 portion of the purchase price is payable as follows:
$400,000 cash at closing; $200,000 in the form of a promissory note with interest at 8%; $100,000 with accrued interest due within 180 days of the note signing and the balance with interest due within 365 days from closing.

The exclusive supplier agreement between the Company and Mikron Infrared, Inc. ("Mikron")(formerly Mikron Instrument Company, Inc.) provides the Company with a supply of the Company's primary product - thermal imaging cameras utilizing infrared imaging technology for use in the medical and veterinary markets. The Company's obligation to market Mikron manufactured thermal imaging cameras utilizing infrared imaging technology is on a "best efforts" basis and does not contain a minimum purchase requirement. While the Company prefers to utilize Mikron manufactured equipment, it is not contractually restricted from purchasing thermal imaging cameras utilizing infrared imaging technology from other manufacturers. The Company has had preliminary discussions with other manufacturers and although there are no contractual arrangements in place, management believes it would be able to obtain thermal imaging cameras utilizing infrared imaging technology from alternative suppliers without no more than a deminimus disruption in supply. Accordingly, in the event of a disruption in supply from Mikron, the Company would not be materially impaired from continuing to supply its existing customer base or from expanding its market share.

In addition to obtaining the exclusive North American, European and Middle East rights to market the FDA approved thermal imaging cameras manufactured by Mikron, the Company also acquired related software from Mikron. The software provides images allowing for fast, accurate interpretation of the data collected by the thermal imaging cameras. By obtaining the rights to market the thermal imaging cameras that have been approved by the FDA and by obtaining software that is acceptable in the marketplace, the Company believes it has saved significant development time and expense, thereby allowing the Company to immediately go to market with FDA approved equipment. This has enabled the Company to enter into a written License Agrement with SurgiCenters of America, Inc., a verbal agreement with Natural Horizons Wellness Center Fairfax and, to enter into a Marketing Agreements with Allevia Medical, LLC and Advanced Medical Solutions, Ltd., and to have its equipment and software utilized in ongoing research studies at Duke University Medical Center, at a chain of Nursing Homes throughout Ohio and at Tria Orthopedic Center in Minneapolis, Mn.

The Company's current financial projections are based solely upon these contracts. The Company's acquisition of Micro Health Systems did not include the assumption of any existing contracts with prior purchasers of thermal imaging cameras and hence no pre-existing revenue base was acquired from the acquisition of Micro Health Systems.

Research Studies

There are currently three studies underway at the Duke University Medical Center utilizing the TMI Thermal Imaging System (equipment and software) in the areas of:

     a. Breast Imaging;
     b. Oestoarthritis; and
     c. Sports Medicine.

Nursing Home Study

This study utilizing the TMI Thermal Imaging System (equipment and software) is being conducted to determine the viability of the TMI Thermal Imaging System in the early detection of pressure ulcers and for wound care.

Results of Operations for the Fiscal Year Ended July 31, 2006

Revenues

For the year ended July 31, 2006, we had revenues of $21,475 from our medical imaging business. Revenues were generated from two pieces of imaging equipment placed at one pain clinic owned and operated by Primary Care Practitioners. We have since terminated our agreement with Primary Care Practitioners.

Net Loss

For the year ended July 31, 2006, we had a net loss of $4,781,103. The net loss was principally due to the following:

o The acquisition of the assets of Micro Health Systems;
o Costs associated with the installation of our thermal imaging cameras;
o A derivative expense of $2,329,349 incurred in connection with our October 2005 Secured Convertible Note and Warrant financing.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses totaled $1,724,693 for the year ended July 31, 2006. This amount included the following: salaries for officers and employees totaling $939,591, and professional fees for consultants, attorneys and auditors totaling $344,286.

Depreciation and Amortization

For the year ended July 31, 2006, our deprecation and amortization expense was $314,396. This charge represents a charge to operations for depreciating the imaging equipment and the office equipment, which has a cost of $457,977 and $144,085 respectively. The depreciable assets have been assigned a useful life of five years. It also includes a charge for amortizing the covenant not to compete, manufacturing and distribution agreement, loan acquisition costs and software and manuals, which have a cost of $20,000, $ 700,000, $190,025 and $80,000 respectively with a life of 2 to 5.5 years.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical information and assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and circumstances that may impact the Company in the future, actual results may differ from these estimates.

Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management.

The Company has adopted the policy of capitalizing the cost of its imaging equipment and depreciating the cost against earnings over the straight line method using an estimated useful life of five years. Because the useful life of any new technology is difficult to estimate due to factors such as competition, obsolescence, government regulations, etc., this accounting estimate is reasonably likely to change from period to period with a material impact on our financial statements. The significance of the accounting estimate to the Company's financial statements is that the equipment on the balance sheet is stated at cost less accumulated amortization and the corresponding depreciation is an expense on the statement of operations. The estimate as to the useful life of these assets will directly affect the carrying amount on the balance sheet and the expense for depreciation recorded in the statement of operations. Accordingly, shareholders' equity and earnings will be materially affected.

Revenue Recognition

Revenue will be recognized as earned per the licensing agreements which provide for a fixed fee for each thermal imaging camera we install. The revenue is recognized in the month that the camera is in use at the customer's facility.

Derivative Instruments

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Registration Rights Agreements

In connection with the sale of debt or equity instruments, we may enter into Registration Rights Agreements. Generally, these Agreements require us to file registration statements with the Securities and Exchange Commission to register common shares that may be issued on conversion of debt or preferred stock, to permit re-sale of common shares previously sold under an exemption from registration or to register common shares that may be issued on exercise of outstanding options or warrants.

The Agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount we received on issuance of the debt or preferred stock, common shares, options or warrants. We account for these penalties as a contingent liability and not as a derivative instrument. Accordingly, we recognize the penalties when it becomes probable that they will be incurred. Any penalties are expensed over the period to which they relate.

Recent Accounting Pronouncements

Emerging Issues Task Force Pronouncement 00-27, relating to certain convertible instruments, requires the discounting of certain debt instruments when the conversion feature meets certain criteria. FASB 123R, Stock Options To Employees And Consultants. This pronouncement relates to employees and consultants who receive stock based pay.

The Company will account for the fair value of employee and non-employee options and warrants in accordance with SFAS No. 123R, "Share-Based Payment", which is effective for options and warrants during the annual reporting period beginning after December 15, 2005. The compensation cost will be measured after the grant date based on the value of the reward and is recognized over the service period. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes stock option pricing model. The Company has not yet adopted a stock option plan but is evaluating the affect of a stock option plan on its financial position and results of operations in future periods.

Liquidity and Capital Resources

As of July 31, 2006 we had a working capital deficit of approximately $5,693,000, and cash of approximately $245,000. Through the end of July 2006, we have generated minimal revenues and have incurred operating losses in every quarter. We plan to achieve positive cash flow by obtaining additional financing and by installing additional thermal imaging equipment units under our Licensing Agreements with Primary Care Practitioners and Surgicenters of America. We expect significant camera expenditures during the next 12 months, which we will fund out of cash flows, company reserve, or by raising additional funds specifically for the purchase of cameras. By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet our projected cash flow projections. We anticipate that we will be able to satisfy our cash requirements with our currently available resources through the second quarter of our 2007 fiscal year.

We anticipate that our acquisition of Micro Health Systems, which includes the assignment of an exclusive supplier contract with Mikron Instrument Co., the supplier of our thermal imaging cameras, will enable us to achieve our revenue objectives.

The liquidity impact of our outstanding debt is as follows:

Our secured convertible note with Andrew W. Thompson (the "Thompson Note"), in the principal amount of $400,000, matured on April 11, 2006 and remains outstanding. We are in default pursuant to the terms of the Thompson Note, although we have not received a notice of default from Mr. Thompson, nor has Mr. Thompson indicated to the Company that he intends to place the Company in default under the loan agreement. Interest on the Thompson Note is at the rate of 8% plus the prevailing margin rate charged to the lender, which is currently 7.625%. If these rates remain at these levels, the accrued interest at maturity will exceed $43,980. The lender has the option of converting the loan into fully registered common stock at a discount of 40% on the day of conversion, which is the prepayment date or the due date, whichever occurs first. Additionally, the lender also received warrants to purchase 1,000,000 shares of the company's fully registered common stock at an exercise price of $0.50 per share. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive the cash proceeds in the amount of $500,000 if the lender exercises the $0.50 warrants. On November 10, 2006, the Thompson Note was amended to include a provision stipulating that the holder may not convert the secured convertible note if such conversion or exercise would cause him to own more than 9.99% of our outstanding common stock. However, this restriction does not prevent the holder from converting a portion of the note and then converting the rest of the note. In this way, the holder could sell more than this limit while never holding more than this limit.


Our unsecured demand note with Michael Sweeney (the "Sweeney Note"), in the principal amount of $150,000, matured on August 1, 2006 and remains outstanding. In addition to the outstanding principal, we also owe accrued interest in the amount of $9,000 at maturity. We are in default pursuant to the terms of the Sweeney Note, although we have not received a notice of default from Mr. Sweeney, nor has Mr. Sweeney indicated to the Company that he intends to place the Company in default under the note.

Our unsecured demand note with Micro Health Systems (the "MHS Note"), dated December 21, 2005 in the principal amount of $200,000, with interest at 8% per annum, has two maturity dates: at the 180th day and the 365th day following issuance. A payment of $100,000.00 is due at each maturity date. We did not make the first payment. There is an acceleration provision in the MHS Note stipulating that the entire $200,000.00 was due upon non-payment of the first $100,000. The interest rate then goes to the highest rate allowed by Florida law. We have not received a notice of default from MHS, although MHS has expressed serious concern about non-payment. No threat of litigation has been received to date. The MHS Note is secured by a pledge of 1.5 million shares of the Company's treasury stock.


To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors - AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Partners II, LLC on October 31, 2005 for the sale of (i) $3,000,000 in secured convertible notes and (ii) warrants to buy 5,000,000 shares of our common stock. The gross financing proceeds were paid to the Company in three separate tranches of $1,000,000 each. The first tranche of the financing, in the amount of $1,000,000, was received by the Company upon closing. The second tranche was received on January 20, 2006. The third tranche was received as follows:
$500,000 in July 2006 and $500,000 in August 2006.

The secured convertible notes issued pursuant to our October 2005 Securities Purchase Agreement bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.12 or (ii) a 40% discount to the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. As of October 25, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.038 and, therefore, the conversion price for the secured convertible notes was $.023. Based on this conversion price, the $2,860,000 outstanding principal amount of the secured convertible notes, excluding interest, were convertible into approximately 124,000,000 shares of our common stock.The stock purchase warrants have an exercise price of $0.50 per share. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive cash proceeds in the amount of $2,500,000 if the lender exercises the $0.50 warrants. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use the cash to liquidate the debt.

The registration statement we filed to register the shares underlying the convertible notes and warrants was declared effective by the Securities & Exchange Commission on August 4, 2006 (File No. 333-130295).

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief operating history and startup, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations. We estimate that we will require additional cash resources, based on our current operating plans, in order to expand our operations. We are currently investigating other financial alternatives, including additional equity and/or debt financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. However, there can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

RISK FACTORS

An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described in this prospectus. If any of the risks discussed in this prospectus actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our shares could decline significantly and you may lose all or a part of your investment. The risk factors described below are not the only ones that may affect us. Our forward-looking statements in this prospectus are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. See "Forward-Looking Statements."

Risks Relating to Our Business:

We Have a Limited Operating History, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We have no operating history. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. As of July 31, 2006, we had an accumulated deficit of $4,404,591. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our thermal imaging operations. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable to Obtain Additional Funding, Our Business Operations Will be Harmed. In Addition, Section 4e of the October 2005 Securities Purchase Agreements Contains Certain Restrictions and Limitations on Our Ability to Seek Additional Financing. If We Do Obtain Additional Financing, Our Then Existing Shareholders May Suffer Substantial Dilution.

We will require additional funds to sustain and expand our sales and marketing activities. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. In order to implement our business strategy over the next 12 months, we anticipate that we will require approximately $9.4 million dollars in additional funds. We anticipate that these additional funds would be used to restructure existing debt ($4.6 million), purchase additional thermal imaging equipment ($2.4 million) and for working capita ($2.4 million).

Without the prior written consent of a majority-in-interest of the investors for a period ending on the later of (i) 270 days from the closing date, or (ii) 180 days from the date that this registration statement is declared effective by the SEC, Section 4e of our October 2005 Securities Purchase Agreement limits our ability to seek additional financing, including negotiating or contracting with any party to obtain additional equity financing (including debt financing with an equity component) which involves the following:

o the issuance of shares of our common stock at a discount to the market price on the date of issuance;

o  the  issuance  of  convertible   securities  that  are  convertible  into  an
indeterminate number of shares of our common stock; or

o the issuance of warrants to purchase shares of our common stock.

There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all, or if a majority-in-interest of the investors under our October 2005 Securities Purchase Agreement will provide their prior written consent for us to engage in additional financing involving the issuance of our securities as set forth above. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

If We Are Unable to Retain the Services of John Antonio or If We Are Unable to Successfully Recruit Qualified Personnel Having Experience in Business, We May Not Be Able to Continue Our Operations.

Our success depends to a significant extent upon the continued service of John Antonio, our current President and a Director. Loss of the services of Mr. Antonio could have a material adverse effect on our growth, revenues, and prospective business. We have applied for a "key man" life insurance policy on the life of Mr. Antonio in the amount of $3,000,000. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

In addition, each of our executive officers is involved in the business activities of other companies. As a result, each of our executive officers may not be able to devote their full time, attention and energy to our Company, which could have a negative impact on their ability to effectively manage our Company.

If We Are Not Able to Successfully Market and Gain Public Awareness of Our Products and Services, We May Sustain Substantial Losses Which Could Require Us to Curtail or Cease Our Operations.

Achieving market awareness and acceptance for products being introduced and under development requires substantial marketing efforts and expenditure of significant marketing and advertising funds. There is uncertainty as to the rate of sales expansion and the degree of market acceptance of our products. Because of this, we are currently developing and evaluating, and anticipate that we will continue to develop, marketing and advertising for such new products or services; we will devote resources, financial and otherwise to such efforts. The failure of these efforts could result in substantial losses.

We May Not Be Able To Compete Successfully.

A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Many of these competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to hospitals, radiology clients, general purchasing organizations and other potential customers. In addition, many of our competitors and potential competitors are larger and have greater financial resources than we do and offer a range of products broader than our products. Some of the companies with which we now compete or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry.

Our Delay or Inability To Obtain Any Necessary U.S. or Foreign Regulatory Clearances Or Approvals For Our Products Could Harm Our Business And Prospects.

Our medical imaging products are the subject of a high level of regulatory oversight. Any delay in our obtaining or our inability to obtain any necessary US or foreign regulatory approvals for new products could harm our business and prospects. There is a limited risk that any approvals or clearances, once obtained, may be withdrawn or modified which could create delays in shipping our product, pending re-approval. Medical devices cannot be marketed in the US without clearance or approval by the FDA. Our business and the business of our key suppliers, including the manufacturers of the thermal imaging cameras marketed by us, must be operated in compliance with FDA Good Manufacturing Practices, which regulate the design, manufacture, packing, storage and installation of medical devices. These manufacturing facilities and our business practices are subject to periodic regulatory audits and quality certifications and we do self audits to monitor our compliance. In general, corrective actions required as a result of these audits do not have a significant impact on our supplier's manufacturing operations; however there is a limited risk that delays caused by a potential response to extensive corrective actions could impact our operations. Virtually all of our products manufactured or sold overseas are also subject to approval and regulation by foreign regulatory and safety agencies. If we do not obtain these approvals, we could be precluded from selling our products or required to make modifications to our products which could delay bringing our products to market.

We Must Rapidly Develop New Products In Order To Compete Effectively.

Technology in our industry, particularly in the x-ray and medical imaging businesses, evolves rapidly, and making timely product innovations is essential to our success in the marketplace. Also, our technology is approved as an adjunctive medical procedure to be used in conjunction with other diagnostic techniques such as mammography, X-Ray, CT and MRI, not as a stand alone diagnostic tool. The introduction by our competitors of products with improved technologies or features may render our existing products obsolete and unmarketable. If we cannot develop products in a timely manner in response to industry changes, or if our products do not perform well, our business and financial condition will be adversely affected. Also, our new products may contain defects or errors which give rise to product liability claims against us or cause the products to fail to gain market acceptance. Additionally, market acceptance is a function of the acceptance of thermograph as an emerging technology by field practioners. Accuracy in imaging, development of a data base from which practitioners can draw statistically verifiable conclusions and market resistance to change all impact on our ability to compete effectively.

Our Success is Dependant Upon Our Ability to Adequately Protect Our Trade Secrets, Know-How, Patents and Trademarks.

We own the following intellectual property: proprietary software controlling image quality, data compilation and facility billing information. Where patent protection is not available, we rely for protection of our intellectual property on trade secret law and nondisclosure and confidentiality agreements with our employees and others. There can be no assurance that such agreements will provide meaningful protection for our trade secrets or proprietary know-how in the event of any unauthorized use or disclosure of such trade secrets or know-how. In addition, others may obtain access to or independently develop technologies or know-how similar to ours.

Our success will also depend on our ability to avoid infringement of patent or other proprietary rights of others. We are not aware that we are infringing any patent or other such rights, nor are we aware of proprietary rights of others for which we will be required to obtain a license in order to develop our products. However, there can be no assurance that we are not infringing proprietary rights of others, or that we will be able to obtain any technology licenses we may require in the future.

We Rely on Contractual Relationships. The Loss of One or More of These Contractual Relationships Could Have an Adverse Effect On Our Business.

We rely on key contractual relationships with our customers, including Natural Horizons Wellness Center Fairfax, Surgicenters of America, Inc. and Spineonumics. We also rely on a key contractual relationship with the supplier of our thermal imaging equipment, Mikron Instrument Co. If we were to lose any or all of these contractual relationships, our ability to maintain or increase revenues could be adversely affected. There can be no assurance that our key contractual relationships will continue to exist.

Any Future Acquisitions Could Disrupt Our Existing Business and Harm Our Financial Position.

An element of our growth strategy includes the acquisition of companies which we believe have synergistic business models. Acquisitions entail a number of risks that could materially and adversely affect business and operating results. Such risks would include problems integrating the acquired operations, technologies or products; diversion of management's time and attention from core businesses; difficulties in retaining business relations with suppliers and customers of the acquired company; risks associated with entering markets in which our management lacks prior experience, and potential loss of key employees from the acquired company.

If healthcare providers do not receive adequate reimbursement for procedures using our products, the market may not accept our products and our revenues may decline.

The success of our products will depend upon the ability of healthcare providers, such as physicians, hospitals, pain clinics and imaging centers, to obtain satisfactory reimbursement for medical procedures in which our thermal imaging systems are used. Use of the TMI thermal imaging system for its current FDA approved uses is not covered by any third-party insurer. If healthcare providers are unable to obtain reimbursement from third-party payors, the market may not accept our products and our revenues may decline. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have.

Risks Relating to Our Current Financing Arrangement:

There Are a Large Number of Shares Underlying Our Secured Convertible Notes and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of October 25, 2006 we had 84,850,000 shares of common stock issued and outstanding, secured convertible notes outstanding that may be converted into an estimated 124,000,000 shares of common stock based on a conversion price of $.023, and related warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.50. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares issuable upon conversion of the secured convertible notes issued pursuant to our October 2005 Securities Purchase Agreement and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of the Secured Convertible Notes Issued Pursuant to Our October 31, 2005 Private Placement Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the principal amount of our secured convertible notes, based on market prices 25%, 50% and 75% below the market price as of July 26, 2006 of $0.20.


                                                  Number             % of
   % Below    Price Per     With Discount       of Shares        Outstanding
    Market      Share          at 40%            Issuable           Stock

     25%        $.15            $.09           33,333,333            41%
     50%        $.10            $.06           50,000,000            61%
     75%        $.05            $.03          100,000,000           122%

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The Continuously Adjustable Conversion Price Feature of our Secured Convertible Notes May Have a Depressive Effect on the Price of Our Common Stock.

The secured convertible notes issued pursuant to our October 2005 Securities Purchase Agreement and our October 2005 Convertible Term Loan Agreement are convertible into shares of our common stock at a 40% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholders convert and sell material amounts of common stock could have an adverse effect on our stock price. In addition, not only the sale of shares issued upon conversion or exercise of secured convertible notes and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The Issuance of Shares Upon Conversion of the Secured Convertible Notes and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

The issuance of shares upon conversion of the secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC may not convert their secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

In The Event That Our Stock Price Declines, The Shares Of Common Stock Allocated For Conversion Of The Secured Convertible Notes and Registered Pursuant To Our Registration Statement on Form SB-2 (File No. 333-130295) May Not Be Adequate And We May Be Required to File A Subsequent Registration Statement Covering Additional Shares. If The Shares We Have Allocated And Are Registering Herewith Are Not Adequate And We Are Required To File An Additional Registration Statement, We May Incur Substantial Costs In Connection Therewith.

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the secured convertible notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the secured convertible notes. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the secured convertible notes and are registering hereunder may not be adequate. If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

If We Are Required for any Reason to Repay Our Outstanding Secured Convertible Notes, We Would Be Required to Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Secured Convertible Notes, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

In October 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $3,000,000 principal amount of secured convertible notes, of which $2,860,000 remains outstanding. The secured convertible notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

If an Event of Default Occurs under the Securities Purchase Agreement, Secured Convertible Notes, Warrants, Security Agreement or Intellectual Property Security Agreement, the Investors Could Take Possession of all Our Goods, Inventory, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, Chattel Paper, and Intellectual Property.

In connection with the Securities Purchase Agreements we entered into in October 2005, we executed a Security Agreement and an Intellectual Property Security
Agreement in favor of the investors granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The Security Agreements and Intellectual Property Security Agreements state that if an even of default occurs under the Securities Purchase Agreement, Secured Convertible Notes, Warrants, Security Agreements or Intellectual Property Security Agreements, the Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

Risks Relating to Our Common Stock:

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

o that a broker or dealer approve a person's account for transactions in penny stocks; and
o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o obtain financial information and investment experience objectives of the person; and
o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:
o sets forth the basis on which the broker or dealer made the suitability determination; and
o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


Item 7. FINANCIAL STATEMENTS

All financial information required by this Item is attached hereto beginning on Page F-1.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JULY 31, 2006 AND 2005





                     CONTENTS


                                                                     PAGE

         REPORT OF INDEPENDENT REGISTERED
          PUBLIC ACCOUNTING FIRM                                     F-i

         CONSOLIDATED BALANCE SHEET                                  F-1, F-2

         CONSOLIDATED STATEMENT OF OPERATIONS                        F-3

         CONSOLIDATED STATEMENT OF CHANGES IN
                  STOCKHOLDERS' EQUITY (DEFICIT)                     F-4

         CONSOLIDATED STATEMENT OF CASH FLOWS                        F-5, F-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENT                   F-7 to F-18

To The Board of Directors
Wellstar International, Inc.
Holland, Ohio 43528


             Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Wellstar International, Inc. and Subsidiary as of July 31, 2006 and 2005 (a development stage corporation) and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended July 31, 2006 and 2005. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversite Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Wellstar International, Inc. and Subsidiary as of July 31, 2006 and 2005 (a develop-ment stage corporation), and the results of its operations and its cash flows for the years ended July 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial state-ments, the Company had a net loss of $4,781,103 and a negative cash flow from operations of $1,721,921 for the year ended July 31, 2006, negative working capital of $1,151,455, and a stockholders' deficiency of $4,404,591 at July 31, 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Simontacchi & Company, LLP
Rockaway, New Jersey
October 17, 2006

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             JULY 31, 2006 AND 2005

                                     ASSETS


                                                                                        2006                2005
                                                                                        ----                ----
                                                                                                  (A Development Stage Corp)

       Current Assets:
           Cash                                                                         $ 245,268              $ 149,987
           Accounts Receivable                                                              6,100
            Prepaid Expenses                                                               12,124
            Rent Refund Receivable                                                          1,174
                                                                                       ----------             ----------
                 Total Current Assets                                                     264,666                149,987
                                                                                       ----------             ----------

       Fixed Assets:
           Imaging Equipment                                                              457,977
           Office Equipment and Fixtures                                                  148,166
                                                                                       ----------
                  Subtotal                                                                606,143

       Less: Accumulated Depreciation                                                      68,525
                                                                                       ----------
                  Net Fixed Assets                                                        537,618
                                                                                       ----------

       Intangible Assets:
           Covenant Not To Compete                                                         20,000
           Manufacturing and Distribution Agreement                                       700,000
                                                                                       ----------
                   Subtotal                                                               720,000

        Less: Accumulated Amortization                                                     83,868
                                                                                       ----------
                  Net Intangible Assets                                                   636,132
                                                                                       ----------

       Other Assets:
           Loan Acquisition Cost (net of amortization of $137,565)                         57,460
           Software and Manuals (net of amortization of $24,438)                           55,562
           Security Deposit                                                                 1,580
                                                                                       ----------
                 Total Other Assets                                                       114,602
                                                                                       ----------

                 Total Assets                                                          $1,553,018              $ 149,987
                                                                                       ==========             ==========

      See Accountants' Report and Accompanying Notes to Financial Statement

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             JULY 31, 2006 AND 2005


                     LIABILITIES LESS SHAREHOLDERS' DEFICIT
                     --------------------------------------


                                                                                        2006                    2005
                                                                                        ----                    ----
                                                                                                       (A Development Stage Corp)

       Current Liabilities:
           Accounts Payable                                                              $   35,757
           Accrued Expenses                                                                 332,503
           Loan Payable - Officer                                                                 -           $       50
           Notes Payable                                                                    750,000
           Derivative Instrument Liability  - Loan                                          295,861
                                                                                         ----------           ----------
                 Total Current Liabilities                                                1,414,121                   50
                                                                                         ----------           ----------

       Long Term Liabilities:
           Note Payable                                                                           -              150,000
                                                                                         ----------           ----------
           Convertible Debt                                                                  11,536
           Derivative Instrument Liability - Convertible Notes                            3,781,773
           Derivative Instrument Liability - Warrants                                       750,179
                                                                                         ----------
                 Total Long-Term Liabilities                                              4,543,488
                                                                                         ----------

                 Total Liabilities                                                        5,957,609
                                                                                         ----------

       Stockholders' Equity:
           Common Stock
           Authorized 200,000,000 Shares, par value .001 per share
           Issued Shares, 81,600,000 - Outstanding Shares, 80,100,000 (2006)
               and 75,000,000 (2005)                                                         80,100               75,000
           Paid in Surplus                                                                  461,475               90,000
           Retained Earnings (Deficit)                                                   (4,946,166)            (165,063)
                                                                                         ----------           ----------
                   Total Shareholders' Deficit                                           (4,404,591)                 (63)
                                                                                         ----------           ----------

                   Total Liabilities Less Stockholder's Deficit                          $1,553,018           $  149,987
                                                                                         ==========           ==========


      See Accountants' Report and Accompanying Notes to Financial Statement

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE YEARS ENDED JULY 31, 2006 AND 2005

                                                                                        2006                     2005
                                                                                        ----                     ----
                                                                                                     (A Development Stage Corp)

Income:
   Revenue from Medical Imaging                                                        $    21,475           $     - 0 -
   Cost of Sales                                                                           140,795                     -
                                                                                       -----------           -----------
          Gross Loss                                                                      (119,320)                - 0 -
                                                                                       -----------           -----------

Operating Expenses:
   Selling, General and Administrative                                                   1,724,693                16,982
   Depreciation and Amortization                                                           314,396                     -
                                                                                       -----------           -----------
          Total Operating Expenses                                                       2,039,089                16,982
                                                                                       -----------           -----------

Loss from Operations                                                                    (2,158,409)              (16,982)
                                                                                       -----------           -----------

Other Expense (Income):
   Purchase Price in Acquisition of TMI                                                                           50,000
   Interest Income                                                                          (3,279)
   Interest Expense                                                                        106,624
   Derivative Instrument Expense, Net                                                    2,339,349
   Delinquent Stock Registration
          Penalty - Convertible Debentures                                                 180,000
                                                                                       -----------           -----------
           Total Other Expenses (Income)                                                 2,622,694                50,000
                                                                                       -----------           -----------

Loss before Provision for Taxes                                                         (4,781,103)             ( 66,982)
   Provision for Taxes                                                                           -                     -
                                                                                       -----------           -----------
           Net Loss                                                                                          $   (66,982)
                                                                                                             ===========
                                                                                       $(4,781,103)
Net Loss Per Share, Basic and Diluted                                                                        $     - 0 -
                                                                                                             ===========
                                                                                       $      (.06)
Weighted Average Number of Common Shares
    Outstanding, Basic and Diluted                                                      78,143,288            30,475,000
                                                                                       ===========           ===========


      See Accountants' Report and Accompanying Notes to Financial Statement

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                        FOR THE YEAR ENDED JULY 31, 2006
                   AND 2005 (A Development Stage Corporation)


                                                           Common Stock

                                                                                Additional Paid   Accumulated
                                                       Shares        Amount      in Capital         Deficit           Total
--------------------------------------------------- ------------- ------------- ---------------- ---------------   ---------------
Balance, July 31, 2004                                 10,000,000 $      10,000 $         90,000 $       (98,081)  $         1,919

Common Stock Issued for Outside
   Consulting Services                                 15,000,000        15,000                                             15,000

Common Stock Issued in Acquisition of
    Trillennium Medical Imaging, Inc. (TMI)            50,000,000        50,000                                             50,000

Net Loss for the Year Ended July 31, 2005                                                                (66,982)          (66,982)
--------------------------------------------------- ------------- ------------- ---------------- ---------------   ---------------

Balance, July 31, 2005                                                   75,000                         (165,063)              (63)
                                                       75,000,000                         90,000
Common Stock - Issued for Services                                        2,100                                             56,575
                                                        2,100,000                         54,475
Common Stock - Issued in Acquisition                                      2,000                                            200,000
                                                        2,000,000                        198,000
Common Stock - Issued as Loan Acquisition Costs                           1,000                                            120,000
                                                        1,000,000                        119,000
Net Loss for the Period                                                                               (4,781,103)       (4,781,103)
--------------------------------------------------- ------------- ------------- ---------------- ---------------   ---------------

Balance, July 31, 2006                                 80,100,000      $ 80,100 $        461,475   $  (4,946,166)  $    (4,404,591)
                                                    ============= ============= ================ ===============   ===============

      See Accountants' Report and Accompanying Notes to Financial Statement

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JULY 31, 2006
                   AND 2005 (A Development Stage Corporation)

                                                                                       2006                      2005
                                                                                                      (A Development Stage Corp)
                                                                                    ------------             ------------
Cash Flows from Operating Activities:
   Net Loss                                                                         $(4,781,103)             $   (66,982)
   Adjustments to Reconcile Net Loss to Net Cash used
      in Operating Activities:
          Depreciation and Amortization                                                  314,396
          Delinquent Registration Penalty Convertible
                Debentures                                                               180,000
          Services Paid in Stock                                                          56,575                   15,000
          Acquisition - Paid in Stock                                                          -                   50,000
          Derivative Instrument Expense, Net                                           2,339,349
   Changes in Operating Assets and Liabilities:
          Increase (Decrease) In:
              Accounts Receivable                                                        (6,100)
              Prepaid Expenses                                                          (12,124)
              Rent Refund Receivable                                                     (1,174)
              Accounts Payable                                                            35,757
              Accrued Expenses                                                           152,503
                                                                                    ------------             ------------
   Net Cash Used in Operating Activities                                             (1,721,921)                  (1,982)
                                                                                    ------------             ------------

Cash Flows from Investing Activities:
   Purchase of Equipment                                                               (606,143)
   Security Deposit                                                                      (1,580)
   Acquisition of Assets                                                               (400,000)
                                                                                    ------------             ------------
   Net Cash Used in Investing Activities                                             (1,007,723)
                                                                                    ------------             ------------

Cash Flows From Financing Activities:
   Payments of Financing Costs                                                          (75,025)
   Proceeds from Issuance of Notes                                                                                150,000
   Proceeds from Issuance of Convertible Notes                                         2,900,000
   Officer's Loan                                                                           (50)                       50
                                                                                    ------------             ------------
   Net Cash Provided by Financing Activities                                           2,824,925                  150,050
                                                                                    ------------             ------------

Net Increase in Cash                                                                      95,281                  148,068

Cash at Beginning of Period                                                              149,987                    1,919
                                                                                    ------------             ------------
Cash at End of Period                                                               $    245,268             $    149,987
                                                                                    ============             ============

Cash Paid for Interest                                                              $      - 0 -             $      - 0 -

Cash Paid for Taxes                                                                 $      - 0 -             $      - 0 -

      See Accountants' Report and Accompanying Notes to Financial Statement

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JULY 31, 2006
                   AND 2005 (A Development Stage Corporation)




Supplemental Disclosure of Non-Cash Investing and Financing Activities:


1. During the year ended July 31, 2006, stock purchase warrants exercisable for 4,166,667 shares of Common Stock were issued in connection with a closing on $2,500,000 of convertible notes had no cash effect.

2. Delinquent Registration Penalty, no cash expended is an expense of $180,000.

3. 5,100,000 shares of Common Stock was issued in the following transactions; an acquisition, for services and for a loan fee. The amount was $376,575.

4. Note payable of $200,000 in Acquisition of Assets resulted in no cash being expended as of July 31, 2006.

5. During the year ended July 31, 2005, the Company issued 15,000,000 shares of Common Stock for services and also issued 50,000,000 shares of Common Stock in the acquisition of Trillennium Medical Imaging, Inc. The total stock issued was recorded at $65,000, no cash was received.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
            JULY 31, 2006 AND 2005 (A Development Stage Corporation)




NOTE 1    The Company
---------------------

     a) Wellstar International, Inc. (the "Company") was incorporated December 15, 1997, under the laws of the State of Nevada. The Company was in the development stage and has had no operating activities. On July 12, 2005, the Company entered into an agreement to acquire Trillennium Medical Imaging, Inc. ("TMI"), a start up development stage company formed in June 2005.

          The purchase price was the issuance by the Company of 50,000,000 shares, 144 restricted shares, in exchange for all of the issued and outstanding shares of TMI. The Company upon the execution of this agreement had no assets and no operations. TMI became an operating, wholly owned subsidiary of the Company.

     b) TMI, on the date of the acquisition, had no operations. TMI began operations on August 1, 2005. TMI has executed agreements to place imaging equipment in a medical center in Virginia and operations at the center began in June 2006.

NOTE 2    Summary of Significant Accounting Policies
----------------------------------------------------

          Revenue Recognition
          The Company recognizes revenues utilizing the accrual method of accounting. More specifically, the Company enters into licensing agreements for its advanced thermal imaging technology. Under the licensing agreements, the Company supplies the camera equipment, related software and training for each facility. Once the facility is operational, the licensing agreement provides for a fixed fee monthly fee for the use of the camera. Accordingly, the revenue is recognized in the month that the camera is in use at the customer's facility, which represents the Company's right to receive the fixed fee. The Company's revenue recognition policy is in compliance with the provisions of EITF 00-21.

          Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

          Cash
          For the purpose of the Statement of Cash Flows, cash is defined as balances held in corporate checking accounts and money market accounts.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
            JULY 31, 2006 AND 2005 (A Development Stage Corporation)



NOTE 2    Summary of Significant Accounting Policies (cont'd)
------------------------------------------------------------

          Income Taxes

          The Company will provide for income taxes based on the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns in different years. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

          Concentration of Credit Risk
          Financial instruments which potentially subject the Company to concentrations of credit risk consists of a checking account with a financial institution in excess of insured limits. The excess above insured limits is approximately $151,800. The Company does not anticipate non-performance by the financial institution.

          Fair Value of Financial Instruments
          Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

          Equipment
          Imaging and office equipment are recorded at cost and depreciated on the straight line method with an estimated life of five (5) years. Imaging equipment is at the customers facility where the equipment is used or stored by the Company until placed in use. The Company retains title to the imaging equipment while it is at the customers location. Depreciation expense for the year ended July 31, 2006 was $68,525.

          Intangible Assets
          Loan acquisition costs are stated at cost and relate to the costs of acquiring the convertible notes (see Note 3) and to obtaining the $400,000 Note Payable (see Note 4). Amortization is provided for under the straight line method over three (3) years, which is the term of the convertible notes and six months for the original term of the Note Payable. Total amortization for the year ended July 31, 2006 is $137,565.

          Software and manuals, Covenant Not To Compete and Manufacturing & Distribution Agreement acquired in the acquisition of Micro Health Systems, Inc. (See Note 6) with cost of $80,000, $20,000 and $700,000 respectively are being amortized over a 24 month period for the software and the Covenant and 5 1/2 years for the manufacturing and distribution agreement. The total amortization expense for the year ended July 31, 2006 is $108,306.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
            JULY 31, 2006 AND 2005 (A Development Stage Corporation)




NOTE 2    Summary of Significant Accounting Policies (cont'd)
-------------------------------------------------------------

          Loss Per Share
          Basic and diluted net loss per common share for the years ended July 31, 2006 and 2005 are computed based upon the weighted average number of common shares outstanding. The assumed conversion of Common Stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to the net loss incurred. Based on the conversion formula in the Agreements (see Note 3 and 4) on the conversion of its convertible notes would have resulted in the issuance of additional common shares in the amount of 25,655,292, on July 31, 2006..

          Stock Based Compensation
          Stock based compensation will be valued in accordance with SFAS 123 under the Fair Valued based method. Compensation cost is measured at the grant date based on the value of the award and is recognized over the service period which is usually the vesting period. Transactions with non-employees shall be accounted for based on the Fair Value of the consideration received or Fair Value of the equity installments issued, whichever is more reliably measurable.

          Derivative Instruments
          In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our Common Stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

          The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black -Scholes option pricing model. That model requires assumptions related to the remaining term of the instrument and risk-free rates of return, our current Common Stock price and expected dividend yield, and the expected volatility of our Common Stock price over the life of the option.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
            JULY 31, 2006 AND 2005 (A Development Stage Corporation)




NOTE 2    Summary of Significant Accounting Policies (cont'd)
-------------------------------------------------------------

          Derivative Instruments (cont'd)
          Because of the limited trading history of our Common Stock, we have estimated the future volatility of our Common Stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

          Registration Rights Agreements
          In connection with the sale of debt or equity instruments, we may enter into Registration Rights Agreements. Generally, these Agreements require us to file registration statements with the Securities and Exchange Commission to register common shares that may be issued on conversion of debt or preferred stock, to permit re-sale of common shares previously sold under an exemption from registration or to register common shares that may be issued on exercise of outstanding options or warrants.

          The Agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount we received on issuance of the debt or preferred stock, common shares, options or warrants. We account for these penalties as a contingent liability and not as a derivative instrument. Accordingly, we recognize the penalties when it becomes probable that they will be incurred. Any penalties are expenses over the period to which they relate.

NOTE 3    Convertible Notes
---------------------------

          On October 31, 2005, the Company entered into a Securities Purchase Agreement with AJW Partners, LLC and its related entities for the sale of $3,000,000 of 8% secured convertible notes, each advance is evidenced by a note which is due three years from the date of the advance, and for stock purchase warrants exercisable for a total of 5,000,000 shares of Common Stock each issuance of warrants expiring on the fifth anniversary from the date of issue. The warrants are issued at the time funds are advanced at 1,666,667 per $1 million advanced. The notes are convertible, at the holder's option, into shares of Common Stock, in whole or in part, at any time after the original issue date. No interest shall be due and payable for any month in which the Company's stock trading price is greater than $0.1125 for each trading day of the month.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
            JULY 31, 2006 AND 2005 (A Development Stage Corporation)



NOTE 3    Convertible Notes (cont'd)
-----------------------------------

          The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the notes to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date will be at the selling stockholder's option, at the lower of(i) $0.12 or (ii) a 40% discount to the average of the three lowest intraday trading prices for the Common Stock on a principal market for the twenty trading days preceding, but not including, the conversion date. The total shares at July 31, 2006 were 22,291,807.

          The stock purchase warrants have an exercise price of $0.50 per share.

          Through July 31, 2006, the Company closed on $2,500,000 of the $3,000,000 of convertible notes contemplated by the Securities Purchase Agreement and issued stock purchase warrants exercisable for 4,166,667 shares of Common Stock in connection therewith. The dates of the advance of the funds of $1 million each were October 31, 2005 and January 20, 2006 and $500,000 on July 25, 2006. The Company was to file a registration statement within 30 days of the October 31, 2005 closing, registering sufficient underlying shares to be reserved for issuance upon conversion of the convertible notes and exercise of the stock purchase warrants. If not filed by the filing date or declared effective by the SEC on or after 105 days from the date of closing, or if effective and sales of all the registerable securities cannot be made pursuant to the registration statement or the Common Stock is not listed or included for quotation on an exchange for the Company's securities, then the Company shall pay to each holder of the notes or registerable securities an amount equal to the then outstanding principal amount of the notes multiplied by the applicable percentage as defined in the Registration Rights Agreement. The registration was not timely and the Company has accrued a stock registration delinquency penalty of $180,000 per a provision of the secured convertible note. The stock registration was effective August 4, 2006.

          In connection with the aforementioned issuance of the $1,000,000 of convertible notes, of which the Company received net proceeds of $910,000 on October 31, 2005, after payment of fees and costs, a refund of $19,975 was received in February 2006 resulting in cost of $70,025, the Company granted a first priority security interest in all the assets of the Company. The issuance of convertible notes resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and SFAS 133 (see Note 5). Interest due of $41,266 is included in Accrued Expenses.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
            JULY 31, 2006 AND 2005 (A Development Stage Corporation)




NOTE 4    Notes Payable
-----------------------

     (A)  The Company has borrowed $150,000 from an unrelated individual. The
          Note is dated August 1, 2005, the funds were deposited July 29, 2005. The outstanding balance of the loan shall bear monetary interest at the fixed rate of six percent (6%) simple, non-compounding interest payable in arrears per annum. The outstanding balance of principal and interest is due and payable on demand on or after August 1, 2006. All payments shall apply first to interest accrued and then principal. The Company may prepay all or part without a pre-payment penalty. The loan was not paid on August 1, 2006 and was extended under the same terms by mutual agreement. Interest due of $9,000 is included in Accrued Expenses.

          The 500,000 shares of one-year Restricted Common Stock issued to the holder of the $150,000 note in November 2005 were issued pursuant to the Share Exchange Agreement between Trillennium and Wellstar. Accordingly, the issuance of stock is a separate transaction from the note and EITF 00-27 was not applied.

          Default shall occur upon (1) failure to make payment on the note or transfer of stock when due, (2) Company institutes bankruptcy or solvency proceedings or make an assignment for the benefit of creditors.

                      Note Payable - Current  $150,000

     (B) The Company has entered into a loan agreement with an unrelated individual. The note is dated October 11, 2005. The note provides for a total loan of $400,000, the Company received $190,000 by October 31, 2005. The balance of $210,000 was subsequently received on November 29, 2005. The note bears interest at a fixed rate of 8%, plus the prevailing variable margin rate charged to the lender. As of July 31, 2006, the margin rate was 7.625%. The lender was paid a loan acquisition cost on December 5, 2005, in Common Stock of 1 million shares.

          The cost was recorded at market value at the date of the loan which was $ .12 per share, for a total of $120,000. The outstanding balance of principal and accrued interest was due and payable on April 11, 2006. The note has been extended by mutual agreement under the current terms and interest is being accrued. At July 31, 2006, $43,980 of interest expense is included in Accrued Expenses. As security for the loan, the Company has pledged all of its tangible and intangible assets. Commencing on January 1, 2006, the Company shall establish an escrow account and shall deposit 25% of all proceeds generated by the thermal imaging cameras purchased with $210,000 of proceeds from the loan. The funds shall remain in escrow for use in paying all sums due to the lender. To July 31, 2006, no funds have been put into escrow.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
            JULY 31, 2006 AND 2005 (A Development Stage Corporation)




NOTE 4    Note Payable (cont'd)
-----------------------------

          In addition, the lender has the option to convert the loan into fully registered, unsecured Common Stock of the Company at a conversion price on the day of conversion, minus 40%. The total shares at July 31, 2006 were 3,363,485. The lender shall have the right to convert on the prepayment date or the due date, whichever occurs first. The issuance of the notes and warrants resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and FASB 133 (see Note 5).

              Balance due at July 31, 2006     $400,000


NOTE 5    Derivative Financial Instrument Liabilities
-----------------------------------------------------

          We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 2 related to embedded derivative instruments accounting policy.

          In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at July 31, 2006, we used the market price of our Common Stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. All options, warrants and conversion options can be exercised by the holder at any time.

          Because of the limited historical trading period of our Common Stock, the expected volatility of our Common Stock over the remaining life of the options and warrants has been estimated at 123%, based on a review of the historical volatility and of entities considered by management as comparable. The risk-free rates of return used ranged from 4.41% to 4.93%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
            JULY 31, 2006 AND 2005 (A Development Stage Corporation)



NOTE 5          Derivative Financial Instrument Liabilities (cont'd)
--------------------------------------------------------------------

                  At July 31, 2006, the following derivative liabilities related to Common Stock options and warrants and embedded derivative instruments were outstanding (see Notes 3 and 4):

---------------------- ------------- ---------------- ----------------- ----------------- ---------------- -----------------

                                                                     Exercise Price
   Issue Date     Expiry Date       No. of Warrants    Issued To        Per Share      Value - Issue      Value - July 31,
 ------------- ---------------- ----------------- ----------------- ---------------- ----------------- ---------------------

  10/11/05         04/11/06         1,000,000      Thompson               $ .50                $41,526              $ 68,780

  10/31/05         10/31/10         1,666,667      AJW Partners           $ .50                169,629               266,590

  01/20/06         01/20/11         1,666,667      AJW Partners           $ .50                 81,321               272,507

  07/25/06         07/25/11           833,333      AJW Partners           $ .50                146,197               142,302
                                                                                     ----------------- ---------------------

                  Fair value of derivative instrument liabilities for warrants                $438,673              $750,179
                                                                                     ================= =====================



                                                                    Exercise Price
   Issue Date     Expiry Date       No. of Warrants    Issued To        Per Share      Value - Issue      Value - July 31,
 ------------- ---------------- ----------------- ----------------- ---------------- ----------------- ---------------------

  10/11/05         04/11/06            400,000           Loan            Various              $370,189             $ 295,861

  10/31/05         10/31/08         1,000,000        Convertible
                                                        Notes            Various             2,681,204             1,482,758
  01/20/06         01/20/09         1,000,000        Convertible
                                                        Notes            Various             1,363,058             1,512,854
  07/25/06         07/25/09            500,000       Convertible
                                                        Notes            Various               791,994               786,161

---------------------- ------------- ---------------- ----------------- ----------------- ----------------- ----------------

                  Fair value of bifurcated embedded derivative instrument liabilities       $5,206,445            $4,077,634

                  Total derivative financial instruments                                    $5,645,118            $4,827,813

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
            JULY 31, 2006 AND 2005 (A Development Stage Corporation)



NOTE 6 Acquisition

          On December 21, 2005, the Company completed the purchase of certain assets of Micro Health Systems, Inc. ("MHS") under a definitive agreement. The Company purchased from MHS the exclusive right to market, sell and otherwise promote thermal imaging cameras and related software manufactured by Mikron Instrument Co., Inc. in the medical and veterinary markets within the United States, Canada, Mexico and the Middle East. They have also purchased proprietary software for use with the thermal imaging cameras with supporting manuals for use in marketing and distribution of the Mikron Instrument Co. thermal imaging cameras. Additionally, the Company purchased MHS's customer list, FDA registrations and all other intellectual property and a covenant not-to-compete for 24 months.

          Total consideration paid by the Company was $600,000, plus 2,000,000 shares of Restricted Common Stock. The Company paid $400,000 at closing. A promissory note was executed for $200,000 with interest at 8% per annum. $100,000 is due with accrued interest on or before the 180th day following the date of the Note which is December 21, 2005, with the balance of principal and interest due and payable on or before the 365th day following the date of the note. The 2,000,000 share of Restricted Common Stock were issued on December 21, 2005 and priced at the market price of $ .10 per share for a total value of $200,000. The cost was allocated as follows:

            Mikron Manufacturing Distribution Agreement
                   Customer List and Intangible Assets                $700,000
            Tangible Assets                                             80,000
            Covenant Not-To-Compete                                     20,000
                                               Total                  $800,000
                                                                      ========

          In addition, 1,500,000 shares of Restricted Common Stock are being held in escrow as security for the note payable of $200,000. These shares have been shown as issued but not outstanding. The Company is in default on $100,000 of the Note Payable and interest of $4,000 which was due June 19, 2006. Due to the default, the interest charged from June 19, 2006 is 18% on the $200,000 Note Payable. Interest expense of $11,968 is included in Accrued Expenses.

            Balance of Note due at July 31, 2006                      $200,000
                                                                      ========

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
            JULY 31, 2006 AND 2005 (A Development Stage Corporation)



NOTE 7    Stockholders' Equity (Deficit)
---------------------------------------

          On December 5, 2005, the Company issued 1,875,000 shares of Restricted Common Stock to various individuals and a company for professional and consulting services. The stock was issued for the fair value of the services. The total recorded as Common Stock was $1,875 and additional paid in capital of $9,700. The amount of $11,575 is reflected as an expense in the Statement of Operations.

          On April 12, 2006, the Company issued 225,000 shares of Restricted Common Stock for legal services. The stock was recorded at the fair value of the service, $45,000 and is reflected as legal fees in the Statement of Operations.


Note 8    Derivative Instruments Expense, Net
---------------------------------------------

          Derivative instruments expense of $2,339,349 represents the net unrealized (non-cash) change during the year ended July 31, 2006, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.


Note 9    Compensated Absences
------------------------------

          There has been no liability accrued for compensated absences as in accordance with Company policy, all compensated absences, accrued vacation and sick pay must be used by December 31. At July 31, 2006, any amount for accrual is not material and has not been computed.


Note 10   Acquisition
---------------------

          On July 12, 2005, the Company acquired 100 percent of the outstanding Common Stock of Trillennium Medical Imaging, Inc. ("TMI")(see note 1). At the time of the acquisition, TMI had no operations.

          The purchase price was 50 million shares of Common Stock valued at par value $0.001 per share, the same value used by prior management in a proposed acquisition which was canceled. In accordance with Paragraph 8 of SFAS 123, the par value is considered to be the fair value of the consideration received. TMI had no assets or liabilities at the time of the acquisition. The TMI transaction has been accounted for as an acquisition of assets as described in EITF 98-3 and as there were no specific assets that qualify to be recorded as assets on the balance sheet, the purchase price of $50,000 was expensed.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
            JULY 31, 2006 AND 2005 (A Development Stage Corporation)


Note 11   Going Concern
-----------------------

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

          As reflected in the accompanying consolidated financial statements, the Company had a net loss of $4,781,103 and a negative cash flow from operations of $1,721,921 for the year ended July 31, 2006, negative working capital of $1,151,455, and a stockholders' deficiency of $4,404,591 at July 31, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          Management's plans include the raising of additional capital through private or public transactions and implementation of its business and marketing plan to increase revenues.


Note 12   Recently Issued Accounting Pronouncements
---------------------------------------------------

          Share-based Payment
          In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes Accounting Principles Board Opinion ("APB) No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No 95, "Statement of Cash Flows". Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Statement is effective for interim and annual periods for fiscal year beginning after December 15, 2005.

          Statement 123 (R) permits public companies to adopt its requirements using one of two methods:

     (A) "Modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date.

     (B) "Modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
            JULY 31, 2006 AND 2005 (A Development Stage Corporation)





Note 12   Recently Issued Accounting Pronouncements (cont'd)
------------------------------------------------------------

          The Company will adopt Statement 123 (R) on August 2006 using the modified prospective method.

          In June 2005, the FASB published Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date. The application of this pronouncement is not expected to have an impact on the Company's consolidated financial position, results of operations, or cash flows.


Note 13   Subsequent Events
--------------------------
     A) On August 4, 2006, the Company's SB2 stock registration became effective for 32,540,789 shares of Common Stock.

     B) On August 8, 2006, the Company received the final $500,000 on its loan agreement (See Note 3)

     C) AJW Partners, LLC and related entities converted a portion of their notes (See Note 3) into 2,500,000 million shares of Common Stock during the period August 7, 2006 through October 17, 2006.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

(b)  Limitations  on  Effectiveness  of  Disclosure   Controls  and  Procedures:
Disclosure controls and procedures cannot provide absolute assurance of achieving financial reporting objectives because of their inherent limitations. Disclosure controls and procedures is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Disclosure controls and procedures also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by disclosure controls and procedures. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth current information regarding our executive officers and directors:

   Name                  Position                          Position Held Since
   -----                  ---------                        -------------------
   John Antonio           President, Chief Executive       June   2005
                          Officer, Director
   Ken McCoppen           Senior Vice President, Director  June   2005
   Howard Bielski         Chief Financial Officer          August 2005
   Dr, Michael Shen       Director                         July   2005
   Dr. McKinley Boston    Director                         July   2005

For directors, the term of office is until the next annual meeting of shareholders. For officers, the term of office is until the next annual meeting of the Board of Directors, presently scheduled to be held immediately following the annual meeting of the shareholders.

John Antonio, President, Chief Executive Officer and Director. John Antonio has served as our President, Chief Executive Officer, and a Director since June 2005. From March of 2004 until present, Mr. Antonio has been involved in the establishment of Trillennium Medical Imaging, Inc. and its merger with Wellstar International, Inc. From January 2003 until present, Mr. Antonio has been the Vice President of Have Network Technologies International, Inc. From 1996 to present Mr. Antonio has been the manager of Intertel LLC, which is engaged in the distribution of prepaid phone cards in Mexico. Mr. Antonio graduated from Bowling Green State University with a BLS Degree.

Ken McCoppen, Senior Vice President and Director. Ken McCoppen has served as our Senior Vice President and a Director since June 2005. From September 2002 until September 2004, Mr. McCoppen was Executive Vice President of Sales for Arista Communications, a provider of telecommunications services. From June 1999 until September 2002, Mr. McCoppen was Vice President of the National Partners Program for Qwest Communications. From 1982 to 1999, Mr. McCoppen held sales positions at the following companies: Toshiba America; Samsung America; Micronics; Mantech International; and GTE.

Howard Bielski, Chief Financial Officer. Mr. Bielski has served as our Chief Financial Officer since August 2005. Mr. Bielski is the managing member of Bielski & Bielski, LLC, an accounting firm located in Fairfield, New Jersey and is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

Dr. Michael Y. H. Shen, Director. Dr. Shen has served as a Director since July 2005. Since October 2004, Dr. Shen has been the Head of the Section of Cardiac Imaging and a Staff Physician at the Cleveland Clinic Florida. Since June 2003, Dr. Shen has been the Head of the Section of Nuclear Cardiology and a Staff Physician at the Cleveland Clinic Florida. From July 1999-May 2003, Dr. Shen held the following positions at the Cooper Hospital/University Medical Center:
Director, Nuclear Cardiology and Director, Center for Cardiovascular Informatics. Also from July 1999-May 2003, Dr. Shen was an Assistant Professor of Medecine at the UMDNJ Robert Wood Johnson Medical School South Campus.

Dr. McKinley Boston, Director. Dr. Boston has served as a Director since July 2005. Since December 2004, Dr. Boston has served as Athletic Director and Vice President of New Mexico State University. Since September 2000, Dr. Boston has served as an Education Consultant at the Consortium of Minneapolis Board of Education, Minneapolis Youth Coordinating Board, and Minneapolis Park Board.

Audit Committee

At present we do not have an audit committee and consequently the entire Board serves as the audit committee. The Board presently consists of 4 members, two of whom are independent. We have interviewed several qualified individuals for the position of Audit Committee Financial Expert on the Board of Directors. All have declined to serve, with the primary reason being personal liability issues, especially the perceived view that being the "financial expert" increases the individual's personal exposure over that of being a regular Board member.

Code of Ethics

The Board of Directors has not adopted a Code of Business Conduct and Ethics that is applicable to our directors, principal executive and financial officer, principal accounting officer or controller, and persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires officers and directors of a company with securities registered pursuant to Section 12 of the 1934 Act, and persons who own more than 10% of the registered class of such company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the subject company with copies of all Section 16(a) forms filed. During our fiscal year ended July 31, 2006, "), our officers, directors and greater than 10% stockholders were not subject to the filing requirements of Section 16(a) of the 1934 Act.

Item 10. Executive Compensation

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us for our years ended July 31, 2006, 2005 and 2004 to (i) our Chief Executive Officer and (ii) our four most highly compensated officers, other than our Chief Executive Officer, whose total annual salary and bonus exceeded $100,000.

                           Summary Compensation Table

                                                   Annual Long-term     Compensation Compensation
                                              -----------------------   --------------------------
                                                                           Awards       Payouts
                                                                        -------------- -----------
                                                                         Securities
                                                                         Underlying       LTIP        All Other
                                       Fiscal     Salary       Bonus      Options/      Payouts      Compensation
Name and Principal Position             Year        ($)         ($)       SARs (#)        ($)            ($)
------------------------------------- --------- ------------ ---------- -------------- ----------- -----------------
John Antonio                            2006     $240,000     $61,133       --             --            --
President & CEO                         2005        --          --          --             --            --


Ken McCoppen                            2006     $240,000     $74,550       --             --            --
Vice President & Secretary              2005                                --             --            --

Options Grants in Last Fiscal Year

None.

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year End Option Values

None.

Employment Agreements

On August 5, 2005, we entered into separate employment agreements with John A. Antonio, our President and CEO; and Kenneth B. McCoppen, our Vice President and Corporate Secretary. These agreements provide for base annual salaries of $240,000. Further, each agreement has a base term of five (5) years.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates beneficial ownership of our common stock as of November 1, 2006 by each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock; each of our executive officers and directors; and all of our executive officers and directors as a group.

                                                                       Percent
     Name and                            Common Shares                    of
     Address of                          Beneficially                    Class
     Beneficial Owner (1)(2)              Owned (1)       Total           (3)
     --------------------                ------------     -----        ---------

     John A. Antonio (4)                  11,725,000    11,725,000       13.8%

     Howard Bielski                        1,000,000     1,000,000        1.2%

     McKinley Boston                         500,000       500,000           *

     Ken McCoppen                         10,605,000    10,605,000       12.4%

     Michael Shen                          4,000,000     4,000,000        4.7%

     Andrew M. Thompson (5)                8,349,206     8,349,206        9.8%

     J-400 Holdings Ltd.                   4,940,000     4,940,000        5.8%
     Unit 431 230-1210 Summit Dr.
     Kamloops, BC, Canada V2C6M1

     Scott Bridge Capital Ltd.             4,940,000     4,940,000        5.8%
     615 Mount Paul Way
     Kamloops, BC Canada V2H 1L9

     Valparaiso LLC                        5,090,000    5,090,000         5.9%
     774 Mays Blvd. #10180
     Incline Village, NV 89541

     Cede & Co.                            10,975,000   10,975,000       12.9%




     All directors and Executive           27,830,000   27,830,000       32.7%


*Less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 19, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Unless otherwise indicated, the address of each beneficial owner is c/o Wellstar International, Inc., 6911 Pilliod Road, Holland, Ohio 43528.

(3) Based on 84,850,000 shares issued and outstanding as of October 25, 2006.


(4) Includes (i) 7,725,000 shares of common stock owned by Mr. Antonio and (ii) 4,000,000 shares of common stock held by Mr. Antonio's wife.

(5) Includes (i) 6,349,206 shares of common stock underlying a $400,000 Secured Convertible Note (ii) 1,000,000 shares of common stock and (iii) 1,000,000 shares of common stock underlying warrants.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with Wellstar International, Inc. or in any presently proposed transaction that has or will materially affect Wellstar International, Inc.:

- Any of our directors or officers;
- Any person proposed as a nominee for election as a director;
- Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of any class of our voting securities;
- Any of our promoters;
- Any relative or spouse of any of the foregoing persons who has the same house as such person.

Item 13. EXHIBITS

(a) Exhibits



  Exhibit

3.1  Articles of Incorporation of Wellstar International, Inc. **

3.2  Certificate  of  Amendment  to  Articles  of   Incorporation   of  Wellstar
     International, Inc.*****

3.3  Bylaws of Wellstar International, Inc. **

10.1 Securities Purchase Agreement dated October 31, 2005, by and among Wellstar International Inc. and the investors named on the signature pages thereto.
     ****

10.2 Form of Callable Secured Convertible Note dated October 31, 2005. **

10.3 Form of Stock Purchase Warrant dated October 31, 2005. **

10.4 Registration Rights Agreement dated October 31, 2005, by and among Wellstar International Inc. and the investors named on the signature pages thereto.
     **

10.5 Security   Agreement   dated  October  31,  2005,  by  and  among  Wellstar
     International  Inc. and the investors named on the signature pages thereto.
     **

10.6 Intellectual Property Security Agreement dated October 31, 2005, by and among Wellstar International Inc. and the investors named on the signature pages thereto. **

10.7 Technical Services Agreement by and between Trillennium Medical Imaging, Inc. and Surgicenters of America, Inc. dated October 4, 2005.**


10.9 Term Loan Agreement dated October 11, 2005. **

10.10 Commercial Cognovit Promissory Note dated October 17, 2005. **

10.11 Commercial Cognovit Promissory Note dated November 28, 2005. **

10.12 Security Agreement dated October 11, 2005. **

10.13 Demand Note dated August 1, 2005. **

10.14 Employment Agreement by and between Wellstar International,  Inc. and John
      A. Antonio * *

10.15 Employment Agreement by and between Wellstar International, Inc. and Ken McCoppen**

10.16 Definitive  Agreement  dated  December  12,  2005,  by and among  Wellstar
      International, Inc., Micro Health Systems, Robert Barnes and Terri Cmorey.***

10.17 Marketing Agreement between Trillennium Medical Imaging, Inc., and Allevia Medical.*

10.18 Addendum  to  Commercial   Cognovit   Promissory  Note  between   Wellstar
      International, Inc., Trillennium Medical Imaging, Inc., and Andrew M. Thompson.*

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

32.1 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

32.2 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

* Filed herewith.

** Incorporated by reference to Form SB-2 filed with the Commission on December 13, 2005.

*** Incorporated by reference to Form SB-2/A filed with the Commission on February 1, 2006.

**** Incorporated by reference to Form SB-2/A filed with the Commission on April 4, 2006.

***** Incorporated by reference to Form SB-2/A filed with the Commission on June 20, 2006.

Item 14. Principal Accounting Fees and Services

Audit fees

The aggregate fees billed for professional services rendered by our independent auditors for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10KSB, and for other services normally provided in connection with statutory filings were $46,236 and $3,997 for the years ended July 31, 2006 and July 31, 2005, respectively.

Audit-Related Fees

No audit-related fees were incurred for the years ended July 31, 2006 and July 31, 2005.

Tax Fees

No tax fees were incurred for the years ended July 31, 2006 and July 31, 2005.

All Other Fees

We did not incur any fees for other professional services rendered by our independent auditors during the years ended July 31, 2006 and July 31, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          WELLSTAR INTERNATIONAL, INC.





Dated:   November 13, 2006          By:  /s/ John Antonio
                                        -----------------
                                        John Antonio
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Dated:   November 13, 2006          By:  /s/ Howard Bielski
                                        -------------------
                                        Howard Bielski
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES
INDICATED:

            NAME                      TITLE                            DATE
--------------------------------------------------------------------------------

By: /s/ John Antonio         President and Chief Executive     November 13, 2006
    ----------------         Officer, Director
    John Antonio             (Principal Executive Officer)

By: /s/ Ken McCoppen         Senior Vice President, Director   November 13, 2006
    ----------------
    Ken McCoppen

By:                          Director
    ----------------
    Michael Shen

By: /s/ McKinley Boston      Director                          November 13, 2006
    -------------------
    McKinley Boston