Form 10QSB
period 2006-10-31
Wellstar International, Inc.
filed 2006-12-15
CIK 1346248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Transition Period From _____ to _____

                       Commission File Number: 333-130295

                          Wellstar International, Inc.
             (Exact name of registrant as specified in its charter)


            Nevada                                       20-1834908
   -------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification No.)

                                6911 Pilliod Road
                               Holland, Ohio 43528
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (419) 865-0069
                           --------------------------
                           (Issuer's telephone number)

                                   Copies to:

                             Darrin M. Ocasio, Esq.
                      Sichenzia Ross Friedman Ference, LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                                 (212) 930-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 13, 2006, the registrant had 99,203,993 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                      INDEX
Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.                                       F-1 - F-17

Item 2.  Management's Discussion and Analysis or Plan of Operation.      3

Item 3.  Controls and Procedures                                         5

PART II - OTHER INFORMATION                                              6

Item 1.  Legal Proceedings.                                              6

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds      6

Item 3.  Defaults Upon Senior Securities                                 6

Item 4.  Submission of Matters to a Vote of Security Holders.            6

Item 5.  Other Information                                               6

Item 6.  Exhibits.                                                       6

Signatures.                                                              7

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS






                          WELLSTAR INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2006 AND 2005

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2006 AND 2005




                                   CONTENTS


                                                                         PAGE

         CONSOLIDATED BALANCE SHEET
                                                                        F-1, F-2

         CONSOLIDATED STATEMENT OF OPERATIONS                              F-3

         CONSOLIDATED STATEMENT OF CHANGES IN
                  STOCKHOLDERS' EQUITY (DEFICIT)                           F-4

         CONSOLIDATED STATEMENT OF CASH FLOWS                           F-5, F-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENT                   F-7 to F-17

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS

                                                                                    October 31,            July 31,
                                                                                       2006                  2006
                                                                                    (Unaudited)           (Audited)
                                                                                 ----------------      -----------------

       Current Assets:
           Cash                                                                  $        192,570      $         245,268
           Accounts Receivable                                                              7,600                  6,100
            Prepaid Expenses                                                                6,128                 12,124
            Rent Refund Receivable                                                              -                  1,174
                                                                                 ----------------      -----------------
                 Total Current Assets                                                                            264,666
                                                                                 ----------------      -----------------
                                                                                          206,298
       Fixed Assets:
           Imaging Equipment                                                                                     457,977
           Office Equipment and Fixtures                                                  503,369                148,166
                                                                                 ----------------      -----------------
                  Subtotal                                                                150,354                606,143
                                                                                 ----------------      -----------------
                                                                                          653,723
       Less: Accumulated Depreciation                                                                             68,525
                                                                                 ----------------      -----------------
                  Net Fixed Assets                                                        100,089                537,618
                                                                                 ----------------      -----------------
                                                                                         553,634
       Intangible Assets:
           Covenant Not To Compete                                                                                20,000
           Manufacturing and Distribution Agreement                                        20,000                700,000
                                                                                 ----------------      -----------------
                   Subtotal                                                               700,000                720,000
                                                                                 ----------------      -----------------
                                                                                          720,000
        Less: Accumulated Amortization                                                                            83,868
                                                                                 ----------------      -----------------
                  Net Intangible Assets                                                   118,468                636,132
                                                                                 ----------------     -----------------
                                                                                          601,532
       Other Assets:
           Loan Acquisition Cost (net of amortization of $144,008
       10/31/06 and $137,565 @ 7/31/06)                                                                           57,460
           Software and Manuals (net of amortization of $34,521                            51,017                 55,562
       10/31/06 and $24,438 @ 7/31/06)                                                     45,479
           Security Deposit                                                                                        1,580
                                                                                 ----------------      -----------------
                 Total Other Assets                                                         1,850                114,602
                                                                                 ----------------      -----------------
                                                                                           98,346
                 Total Assets                                                    $      1,459,810      $       1,553,018
                                                                                 ================      =================


           See Accompanying Notes to Consolidated Financial Statements

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                     LIABILITIES LESS SHAREHOLDERS' DEFICIT



                                                                                   October 31,            July 31,
                                                                                       2006                2006
                                                                                   (Unaudited)           (Audited)
                                                                                 ----------------      -----------------

       Current Liabilities:
           Accounts Payable                                                      $         12,620      $          35,757
           Accrued Expenses                                                               339,081                332,503
           Notes Payable                                                                  750,000                750,000
           Derivative Instrument Liability  - Loan                                        374,725                295,861
                                                                                 ----------------      -----------------
                 Total Current Liabilities                                              1,476,426              1,414,121
                                                                                 ----------------      -----------------

       Long Term Liabilities:
           Convertible Debt                                                                19,410                 11,536
           Derivative Instrument Liability - Convertible Notes                          6,416,835              3,781,773
           Derivative Instrument Liability - Warrants                                     169,831                750,179
                                                                                 ----------------      -----------------
                 Total Long-Term Liabilities                                            6,606,076              4,543,488
                                                                                 ----------------      -----------------

                 Total Liabilities                                                      8,082,502              5,957,609
                                                                                 ----------------      -----------------

       Stockholders' Equity:
           Common Stock
           Authorized 200,000,000 Shares, par value .001 per share Issued
           Shares, 85,350,000 - Outstanding Shares,
              83,850,000 (10/31/06) and 80,100,000 (7/31/06)                                83,850                 80,100
           Paid in Surplus                                                                 632,815                461,475
           Retained Earnings (Deficit)                                                  (7,339,357)            (4,946,166)
                                                                                  ----------------      -----------------
                   Total Shareholders' Deficit                                          (6,622,692)            (4,404,591)
                                                                                  ----------------      -----------------

                   Total Liabilities Less Stockholder's Deficit                   $      1,459,810      $       1,553,018
                                                                                  ================      =================


           See Accompanying Notes to Consolidated Financial Statements

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                                       Three Months October 31,
                                                                                      2006                 2005
                                                                                 ----------------      -----------------

Income:
   Revenue from Medical Imaging                                                  $          1,500      $             425
   Cost of Sales                                                                              100                      -
                                                                                 ----------------      -----------------
          Gross Profit                                                                      1,400                    425
                                                                                 ----------------      -----------------

Operating Expenses:
   Selling, General and Administrative                                                    529,977                431,438
   Depreciation and Amortization                                                           82,690                    328
                                                                                 ----------------      -----------------
          Total Operating Expenses                                                        612,667                431,766
                                                                                 ----------------      -----------------

Loss from Operations                                                                     (611,267)              (431,341)
                                                                                 ----------------      -----------------

Other Expense (Income):
   Interest Income                                                                         (3,780)                     -
   Interest Expense                                                                        87,309                  4,154
   Derivative Instrument Expense, Net                                                   1,698,395              2,218,696
                                                                                 ----------------      -----------------
           Total Other Expenses (Income)                                                1,781,924              2,222,850
                                                                                 ----------------      -----------------

Loss before Provision for Taxes                                                                               (2,654,191)
   Provision for Taxes                                                                          -                      -
                                                                                 ----------------      -----------------
           Net Loss                                                              $     (2,393,191)     $      (2,654,191)
                                                                                 ================      =================

Net Loss Per Share, Basic and Diluted                                            $           (.03)     $            (.06)
                                                                                 ================      =================

Weighted Average Number of Common Shares
    Outstanding, Basic and Diluted                                                     81,932,065             43,082,192
                                                                                 ================      =================




           See Accompanying Notes to Consolidated Financial Statements

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2006







                                                                Common Stock
                                                                ------------
                                                                          Additional Paid       Accumulated
                                       Shares               Amount          in Capital           Deficit              Total
                                  ----------------   -----------------    ---------------   -----------------  -----------------

Balance, August 1, 2006                 80,100,000    $         80,100    $       461,475   $      (4,946,166) $      (4,404,591)
Stock Issued to Consultants for
services                                   750,000                 750             22,740                                 23,490
Conversion of Debentures                 3,000,000               3,000            148,600                                151,600
Net Loss for the Period                                                                            (2,393,191)        (2,393,191)
                                  ----------------   -----------------    ---------------   -----------------  -----------------
Balance, October 31, 2006               83,850,000   $          83,850    $       632,815   $      (7,339,357) $      (6,622,692)
                                  ================   =================    ===============   =================  =================







           See Accompanying Notes to Consolidated Financial Statements

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                                      Three Month Ended October 31,
                                                                                      2006                     2005
                                                                                 ----------------      -----------------

Cash Flows from Operating Activities:
   Net Loss                                                                      $    (2,393,191)      $      (2,654,191)
   Adjustments to Reconcile Net Loss to Net Cash used
      in Operating Activities:
          Depreciation and Amortization                                                   82,690                     328
          Services Paid in Stock                                                          23,490                       -
          Derivative Instrument Expense, Net                                           1,698,395               2,218,696
   Changes in Operating Assets and Liabilities:
          Increase (Decrease) In:
              Accounts Receivable                                                        (1,500)                       -
              Prepaid Expenses                                                             5,996                  (3,896)
              Rent Refund Receivable                                                       1,174                       -
              Accounts Payable                                                          (23,137)                  23,223
              Accrued Expenses                                                           101,235                 155,463
                                                                                 ----------------      -----------------
   Net Cash Used in Operating Activities                                               (504,848)                (260,377)
                                                                                 ----------------      -----------------

Cash Flows from Investing Activities:
   Purchase of Equipment                                                                (47,580)                 (52,571)
   Security Deposit                                                                        (270)                  -
                                                                                 ----------------      -----------------
   Net Cash Used in Investing Activities                                                (47,850)                 (52,571)
                                                                                 ----------------      -----------------

Cash Flows From Financing Activities:
   Payments of Financing Costs                                                                 -                 (90,000)
   Proceeds from Issuance of Convertible Notes                                           500,000               1,190,000
                                                                                 ----------------      -----------------
   Net Cash Provided by Financing Activities                                             500,000               1,100,000
                                                                                 ----------------      -----------------

Net Increase in Cash                                                                    (52,698)                 787,052

Cash at Beginning of Period                                                              245,268                 149,987
                                                                                 ----------------      -----------------
Cash at End of Period                                                            $       192,570       $         937,039
                                                                                       =========                =========

Cash Paid for Interest                                                           $         - 0 -       $           - 0 -

Cash Paid for Taxes                                                              $         - 0 -       $           - 0 -



           See Accompanying Notes to Consolidated Financial Statements

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005







Supplemental Disclosure of Non-Cash Investing and Financing Activities:


1. During the three months ended October 31, 2006, stock purchase warrants exercisable for 833,334 shares of Common Stock were issued in connection with a closing on $500,000 of convertible notes had no cash effect.

2. 750,000 shares of Common Stock was issued for services rendered. The amount was $23,490.

3. During the three months ended October 31, 2006, convertible debentures and related accrued interest in the amount of $151,600 were converted into 3,000,000 shares of Common Stock.

4. During the three months ended October 31, 2005, stock purchase warrants exercisable for 1,666,667 shares of common stock were issued in connection with a closing on $1 million of convertible notes which had no cash effect.








           See Accompanying Notes to Consolidated Financial Statements

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             AS OF OCTOBER 31, 2006

                                   (UNAUDITED)


NOTE 1    Summary of Significant Accounting Policies and Organization
---------------------------------------------------------------------

     a)   Organization and Recent Company History

          Wellstar International, Inc. (the "Company") was incorporated December 15, 1997, under the laws of the State of Nevada. Through its wholly owned subsidiary, Trillennium Medical Imaging, Inc. ("TMI"), it has executed agreements to place imaging equipment in a medical center in Virginia and operations at the center began in June 2006.

     b)   Principles of Consolidation

          The consolidated financial statements include the accounts of Wellstar International, Inc. and its wholly owned subsidiary, Trillennium Medical Imaging, Inc. (collectively, the "Company").

     c)   Interim Condensed Consolidated Financial Statements

          The consolidated financial statements as of and for the three months ended October 31, 2006 and 2005 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended October 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of July 31, 2006 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB for the year ended July 31, 2006. The interim consolidated financial statements should be read in conjunction with that report.

     d)   Revenue Recognition

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

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             AS OF OCTOBER 31, 2006

                                   (UNAUDITED)


NOTE 1    Summary of Significant Accounting Policies and Organization (cont'd)
------------------------------------------------------------------------------

     e)   Use of Estimates

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

     f)   Cash

          For the purpose of the Statement of Cash Flows, cash is defined as balances held in corporate checking accounts and money market accounts.

     g)   Loss Per Share

          Basic and diluted net loss per common share for the three months ended October 31, 2006 and 2005 are computed based upon the weighted average number of common shares outstanding. The assumed conversion of Common Stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to the net loss incurred. Based on the conversion formula in the Agreements (see Note 2 and 3) on the conversion of its convertible notes would have resulted in the issuance of additional common shares in the amount of 144,453,468, on October 31, 2006.

     h)   Stock Based Compensation

          Stock based compensation will be valued in accordance with SFAS 123(R) under the Fair Valued based method. Compensation cost is measured at the grant date based on the value of the award and is recognized over the service period which is usually the vesting period. Transactions with non-employees shall be accounted for based on the Fair Value of the consideration received or Fair Value of the equity installments issued, whichever is more reliably measurable.

     i)   Derivative Instruments

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

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             AS OF OCTOBER 31, 2006

                                   (UNAUDITED)



NOTE 1    Summary of Significant Accounting Policies and Organization (cont'd)
-------------------------------------------------------------------------------

     i)   Derivative Instruments (cont'd)

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

     j)   Income Taxes

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

     k)   Concentration of Credit Risk

          Financial instruments which potentially subject the Company to concentrations of credit risk consists of a checking account with a financial institution in excess of insured limits. The excess above insured limits is approximately $115,270. The Company does not anticipate non-performance by the financial institution.

     l)   Fair Value of Financial Instruments

          Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             AS OF OCTOBER 31, 2006

                                   (UNAUDITED)



NOTE 1    Summary of Significant Accounting Policies and Organization (cont'd)
------------------------------------------------------------------------------

     m)   Equipment

          Imaging and office equipment are recorded at cost and depreciated on the straight line method with an estimated life of five (5) years. Imaging equipment is at the customers facility where the equipment is used or stored by the Company until placed in use. The Company retains title to the imaging equipment while it is at the customers location. Depreciation expense for the three months ended October 31, 2006 was $31,364.

     n)   Intangible Assets

          Loan acquisition costs are stated at cost and relate to the costs of acquiring the convertible notes (see Note 2) and to obtaining the $400,000 Note Payable (see Note 3). Amortization is provided for under the straight line method over three (3) years, which is the term of the convertible notes and six months for the original term of the Note Payable. Total amortization for the three months ended October 31, 2006 is $6,443.

          Software and manuals, Covenant Not To Compete and Manufacturing & Distribution Agreement acquired in the acquisition of Micro Health Systems, Inc. (See Note 3) with cost of $80,000, $20,000 and $700,000 respectively are being amortized over a 24 month period for the software and the Covenant and 5 1/2 years for the manufacturing and distribution agreement. The total amortization expense for the three months ended October 31, 2006 is $44,683.

     o)   Derivative Instruments

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

     p)   Registration Rights Agreements

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

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             AS OF OCTOBER 31, 2006

                                   (UNAUDITED)



NOTE 1    Summary of Significant Accounting Policies and Organization (cont'd)
------------------------------------------------------------------------------

     p)   Registration Rights Agreements (cont'd)

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

NOTE 2    Convertible Notes
---------------------------

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

          The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the notes to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date will be at the selling stockholder's option, at the lower of(i) $0.12 or (ii) a 40% discount to the average of the three lowest intraday trading prices for the Common Stock on a principal market for the twenty trading days preceding, but not including, the conversion date. The total shares at October 31, 2006 were 131,680,625.

          The stock purchase warrants have an exercise price of $0.50 per share. Through October 31, 2006, the Company closed on the entire $3,000,000 of convertible notes contemplated by the Securities Purchase Agreement and issued stock purchase warrants exercisable for 5,000,000 shares of Common Stock in connection therewith. The dates of the advance of the funds of $1 million each were October 31, 2005 and January 20, 2006 and $500,000 each on July 25, 2006 and August 8, 2006. The stock registration was effective August 4, 2006.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             AS OF OCTOBER 31, 2006

                                   (UNAUDITED)


NOTE 2    Convertible Notes (cont'd)
-----------------------------------

          In connection with the aforementioned issuance of the $1,000,000 of convertible notes, on October 31, 2005, the Company granted a first priority security interest in all the assets of the Company. The issuance of convertible notes resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and SFAS 133 (see Note 4). Interest due of $6,589 is included in Accrued Expenses.


NOTE 3    Notes Payable
-----------------------

     a)   The Company has borrowed $150,000 from an unrelated individual. The
          Note is dated August 1, 2005. The outstanding balance of the loan shall bear monetary interest at the fixed rate of six percent (6%) simple, non-compounding interest payable in arrears per annum. The outstanding balance of principal and interest is due and payable on demand on or after August 1, 2006. All payments shall apply first to interest accrued and then principal. The Company may prepay all or part without a pre-payment penalty. The loan was not paid on August 1, 2006 and was extended under the same terms by mutual agreement. Interest due of $11,300 is included in Accrued Expenses.

          Default shall occur upon (1) failure to make payment on the note or transfer of stock when due, (2) Company institutes bankruptcy or solvency proceedings or make an assignment for the benefit of creditors.

                   Note Payable - Current                          $150,000

     b) The Company has entered into a loan agreement with an unrelated individual. The note is dated October 11, 2005. The note provides for a total loan of $400,000, the Company received $190,000 by October 31, 2005. The balance of $210,000 was subsequently received on November 29, 2005. The note bears interest at a fixed rate of 8%, plus the prevailing variable margin rate charged to the lender. As of October 31, 2006, the margin rate was 7.625%. The lender was paid a loan acquisition cost on December 5, 2005, in Common Stock of 1 million shares.

          The cost was recorded at market value at the date of the loan which was $ .12 per share, for a total of $120,000. The outstanding balance of principal and accrued interest was due and payable on April 11, 2006. The note has been extended to February 28, 2007 by addendum under the current terms and interest is being accrued. The addendum was signed on November 11, 2006. In consideration of the waiver and extension, the Company, with the signing, paid the lender $20,000. The lender was also issued additional warrants to purchase 400,000 shares of common stock, 200,000 at $0.10 per share and 200,000 at $0.20 per share, which expire on February 28, 2008.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             AS OF OCTOBER 31, 2006

                                   (UNAUDITED)

NOTE 3    Notes Payable (cont'd)
--------------------------------

          At October 31, 2006, $59,822 of interest expense is included in Accrued Expenses. As security for the loan, the Company has pledged all of its tangible and intangible assets. Commencing on January 1, 2006, the Company shall establish an escrow account and shall deposit 25% of all proceeds generated by the thermal imaging cameras purchased with $210,000 of proceeds from the loan. The funds shall remain in escrow for use in paying all sums due to the lender. To October 31, 2006, no funds have been put into escrow.

          In addition, the lender has the option to convert the loan into fully registered, unsecured Common Stock of the Company at a conversion price on the day of conversion, minus 40%. The total shares at October 31, 2006 were 12,772,843. The lender shall have the right to convert on the prepayment date or the due date, whichever occurs first. The issuance of the notes and warrants resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and FASB 133 (see Note 4). Balance due at October 31, 2006 $400,000


     c) On December 21, 2005, the Company completed the purchase of certain assets of Micro Health Systems, Inc. ("MHS") under a definitive agreement.

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

            Mikron Manufacturing Distribution Agreement
                     Customer List and Intangible Assets               $700,000
            Tangible Assets
                                                                         80,000
            Covenant Not-To-Compete
                                                                         20,000
                                                                       --------
                           Total                                       $800,000
                                                                       ========

          In addition, 1,500,000 shares of Restricted Common Stock are being held in escrow as security for the note payable of $200,000. These shares have been shown as issued but not outstanding. The Company is in default on $100,000 of the Note Payable and interest of $4,000 which was due June 19, 2006. Due to the default, the interest charged from June 19, 2006 is 18% on the $200,000 Note Payable. Interest expense of $21,042 is included in Accrued Expenses.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             AS OF OCTOBER 31, 2006

                                   (UNAUDITED)

NOTE 3    Notes Payable (cont'd)
--------------------------------

          On November 28, 2006, the Company received a letter due to the default, giving it ten (10) days to pay the note and accrued interest or the 1,500,000 shares held in escrow will be issued to the shareholder of Micro Health Systems, Inc.

          Balance due at October 31, 2006                              $200,000
                                                                       ========


NOTE 4    Derivative Financial Instrument Liabilities
-----------------------------------------------------

          We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 1, related to embedded derivative instruments accounting policy.

          In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at October 31, 2006, we used the market price of our Common Stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. All options, warrants and conversion options can be exercised by the holder at any time.

          Because of the limited historical trading period of our Common Stock, the expected volatility of our Common Stock over the remaining life of the options and warrants has been estimated at 123%, based on a review of the historical volatility and of entities considered by management as comparable. The risk-free rates of return used ranged from 4.67% to 4.91%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                OCTOBER 31, 2006

                                   (UNAUDITED)

NOTE 4    Derivative Financial Instrument Liabilities (cont'd)
--------------------------------------------------------------

          At October 31, 2006, the following derivative liabilities related to Common Stock options and warrants and embedded derivative instruments were outstanding (see Notes 2 and 3):

-------------- ---------------- ----------------- ----------------- ----------------  ----------------- ---------------
                                                                      Exercise Price    Value - Issue  Value - October
 Issue Date       Expiry Date   No. of Warrants       Issued To          Per Share           Date       31, 2006
-------------- ---------------- ----------------- ----------------- ----------------  ----------------- ---------------

 10/11/05         04/11/06         1,000,000           Thompson            $ .50      $          41,526 $         2,974

 10/31/05         10/31/10         1,666,667         AJW Partners          $ .50                169,629          52,021

 01/20/06         01/20/11         1,666,667         AJW Partners          $ .50                 81,321          54,562

 07/25/06         07/25/11           833,333         AJW Partners          $ .50                146,197          30,042

 08/04/06         08/04/11           833/333         AJW Partners          $ .50                102,816          30,232
-------------- ---------------- ----------------- ----------------- ----------------  ----------------- ---------------

                  Fair value of derivative instrument liabilities for warrants        $         541,489 $       169,831
                                                                                        =============== ===============




-------------- ---------------- ----------------- ----------------- ----------------  ----------------- ---------------
                                                                      Exercise Price    Value - Issue   Value - October
 Issue Date       Due Date         Note Amount       Instrument        Per Share           Date              31, 2006
-------------- ---------------- ----------------- ----------------- ----------------  ----------------- ---------------

 10/11/05         04/11/06            400,000           Loan            Various        $      370,189    $      374,725

 10/31/05         10/31/08          1,000,000        Convertible
                                                       Notes            Various             2,681,204         2,006,178
 01/20/06         01/20/09          1,000,000        Convertible
                                                       Notes            Various             1,363,058         2,167,364
 07/25/06         07/25/09            500,000       Convertible
                                                       Notes            Various               791,994         1,119,437
 08/04/06         08/04/09            500,000       Convertible
                                                       Notes            Various               616,127         1,123,856
 -------------- ---------------- ----------------- ----------------- ----------------  ----------------  --------------

            Fair value of bifurcated embedded derivative instrument liabilities        $    5,822,572    $    6,791,560
                                                                                       ----------------  --------------

                  Total derivative financial instruments                               $    6,364,061    $    6,961,391
                                                                                       ----------------  --------------


                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                OCTOBER 31, 2006

                                   (UNAUDITED


NOTE 6    Stockholders' Equity (Deficit)
----------------------------------------

          On August 14, 2006, the Company issued 300,000 shares of Restricted Common Stock to various individuals for marketing services. The number of shares of stock issued was at 30% of the market value. The total recorded as Common Stock was $300 and additional paid in capital of $13,200. The amount of $13,500, the charge for the services rendered, is reflected as an expense in the Statement of Operations.

          On September 19, 2006, the Company issued 450,000 shares of Restricted Common Stock for medical consulting services. The number of shares of stock issued was at 30% of the market value for the fair value of the service. The total recorded as common stock was 450 and additional paid in capital of $9,540. $9,990 is reflected as medical consulting in the Statement of Operations.


Note 7    Derivative Instruments Expense, Net
---------------------------------------------

          Derivative instruments expense of $1,698,395 represents the net unrealized (non-cash) change during the three months ended October 31, 2006, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.


Note 8    Going Concern
-----------------------

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

          As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,393,191 and a negative cash flow from operations of $504,848 for the three months ended October 31, 2006, negative working capital of $1,270,128, and a stockholders' deficiency of $6,622,692 at October 31, 2006. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          Management's plans include the raising of additional capital through private or public transactions and implementation of its business and marketing plan to increase revenues.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                OCTOBER 31, 2006

                                   (UNAUDITED




Note 9    Subsequent Events
---------------------------

     A) AJW Partners, LLC and related entities converted a portion of their notes (See Note 2) into 4,000,000 million shares of Common Stock during the period November 6, 2006 through December 8, 2006.

     B) On November 30, 2006, AJW Partners, LLC and related entities entered into a securities purchase agreement with the Company;

          1) The Company issued 8% secured convertible notes in the amount of $400,000, and

          2) Warrants to purchase 4,000,000 shares of common stock at $0.08 per share. The Company received $392,500 and $7,500 was a loan acquisition cost.

     C) In December 2006, the Company filed a Form S-8 to register 5,000,000 shares of common stock with a proposed offering price of $ .075 per share related to the formation of the Wellstar International, Inc. 2006 Employee Compensation Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Forward-Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than these statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with the financial statements of Wellstar International, Inc., included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

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

Wellstar, through its Trillennium subsidiary, is dedicated to developing and licensing the use of advanced thermal imaging technology in the consumer health care and veterinary markets throughout the United States. Wellstar has obtained the rights to market a thermal imaging camera using infrared technology approved by the Food and Drug Administration as an adjunctive diagnostic device and software for thermal imaging pursuant to an exclusive supplier contract with the camera's manufacturer. Mikron Instrument, Inc. (Wellstar does not manufacture the thermal imaging cameras). Our camera and software technology is known as the TMI Thermal Imaging System.

Results of Operations

Three Months Ended October 31, 2006 compared to Three Months Ended October 31, 2005

For the three months ended October 31, 2006, we incurred an overall loss of ($2,393,191), or ($.03) per share, which was a decrease of $261,000 from the net loss of ($2,654,191), or ($.06) per share for the prior period. The net loss for the three months ended October 31, 2006 and 2005 include non-cash expenses including interest expense of $87,309 and $4,154, respectively; expense charges for stock issued for services of $23,490 and $0, respectively; expense charges for derivative instruments of $1,698,395 and $2,218,696, respectively, and; depreciation and amortization of $82,690 and $328, respectively. The decrease in derivative instrument expense is the principal cause for the decrease in the overall net loss.

Revenue and Gross Profit

Revenue from medical imaging for the three months ended October 31, 2006 was $1,500 compared to $425 for the three months ended October 31, 2005. Gross profit for the three months ended October 31, 2006 was $1,400 compared to $425 for the three months ended October 31, 2005. The increase is principally attributed to the increase in equipment usage by the customers.

Operating Expenses

Total operating expenses for the three months ended October 31, 2006 increased by $180,901 to $612,667 from $431,766 for the three months ended October 31, 2005, due principally to an increase in expenses for professional fees to $122,119 from $33,633, and an increase in depreciation and amortization to $82,690 from $328.

Liquidity and Capital Resources

As of October 31, 2006, we had a working capital deficit of approximately $1,270,128, and cash of $192,570. We have acquired additional financing in the amount of $400,000 pursuant to a Securities Purchase Agreement with AJW Partners, LLC and affiliates dated November 30, 2006. Additionally, we expect to generate additional cash flow by installing additional thermal imaging equipment units. We anticipate that we will be able to satisfy our cash requirements with our currently available resources through the second quarter of our 2007 fiscal year.

Recent Financing

On November 30, 2006, Wellstar International, Inc. ("Wellstar" or the "Company") completed a Securities Purchase Agreement with AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified") and New Millennium Capital Partners, II, LLC ("Millennium") for the sale of (i) 8% secured convertible notes in an aggregate principal amount of $400,000 (the "Notes"); and (ii) warrants to purchase 4,000,000 shares of the Company's common stock (the "Warrants")(Partners, Offshore, Qualified and Millennium are collectively referred to as the "Purchasers"). Net proceeds of $392,500 were disbursed to the Company upon closing.

The Notes bear interest at the rate of 8% per annum. Interest is payable monthly, unless the Company's common stock is greater than $0.0775 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due shall bear interest of 15% per annum from the date due until the same is paid. The Notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at the lesser of (i) $0.12 or (ii) a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At the Company's option, in any month where the current stock price is below the Initial Market Price, the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month. The term "Initial Market Price" means the volume weighted average price of the common stock for the five trading days immediately preceding the closing which was $0.069. The Notes contain a call option whereby, if the Company's stock price is below $0.15, the Company may prepay the outstanding principal amount of the Notes, subject to the conditions set forth in the call option. The Notes also contain a partial call option whereby, if the Company's stock price is below $0.09, the Company may prepay a portion of the outstanding principal amount of the Note, subject to the conditions set forth in the partial call option.

The full principal amount of the Notes are due upon a default under the terms of the Notes. In addition, the Company granted the Purchasers a security interest in substantially all of the Company's assets and intellectual property. The Company is required to file a registration statement with the Securities and Exchange Commission within 60 days of closing, which will include the common stock underlying the Notes and the Warrants.

The Warrants are exercisable until seven years from the date of issuance at a purchase price of $0.08 per share. The Purchasers may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the Warrants on a cashless basis, then the Company will not receive any proceeds. Upon an issuance of shares of common stock below the market price, the exercise price of the Warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for the Company's shares of common stock for the five trading days immediately preceding such issuance as set forth on the Company's principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

The conversion price of the Notes and the exercise price of the Warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other action as would otherwise result in dilution of the selling stockholder's position.

The Purchasers have agreed to restrict their ability to convert their Notes or exercise their Warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Wellstar is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of Wellstar's business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On December 1, 2006, the Company received a notice of default in connection with the secured promissory note issued to Micro Health Systems, Inc. on January 31, 2006 as part of the purchase price for the assets of Micro Health Systems (the "MHS Note"). The MHS note is secured by 1,500,000 shares of the Company's common stock. The MHS Note currently has an outstanding principal balance and accrued interest as of the first maturity date of June 21, 2006 of $207,891.20. The default notice states that the pledged shares will be released from escrow if the outstanding principal balance and accrued interest is not paid within ten days from receipt of the default notice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS



31.1 Certification by John Antonio, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Howard Bielski, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by John Antonio, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Howard Bielski, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 7. SIGNATURES

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          WELLSTAR INTERNATIONAL, INC.

December 15, 2006



                             By:   /s/ John Antonio
                             -------------------------------------------
                             John Antonio
                             Chief Executive Officer
                             (Principal Executive Officer)

                             /s/ Howard Bielski
                             -----------------------------------------
                             Howard Bielski
                             Chief Financial Officer
                            (Principal Financial and Accounting Officer)