Form 10QSB
period 2007-01-31
Wellstar International, Inc.
filed 2007-03-19
CIK 1346248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2007

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

                                6911 Pilliod Road
                               Holland, Ohio 43528
                -------------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 12, 2007, the registrant had 105,602,993 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                      INDEX
Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.                                              F-1

Item 2.  Management's Discussion and Analysis or Plan of Operation.           4

Item 3.  Controls and Procedures.                                             8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                   8

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.          8

Item 3.  Defaults Upon Senior Securities.                                     8

Item 4.  Submission of Matters to a Vote of Security Holders.                 8

Item 5.  Other Information.                                                   8

Item 6.  Exhibits.                                                            9

Item 7. Signatures.                                                          10

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2007 AND 2006




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

CONSOLIDATED BALANCE SHEET                                             F-1, F-2

CONSOLIDATED STATEMENT OF OPERATIONS                                        F-3

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)         F-4

CONSOLIDATED STATEMENT OF CASH FLOWS                                   F-5, F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENT                           F-7 to F-19

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                        January 31,           July 31,
                                                                           2007                 2006
                                                                       (Unaudited)            (Audited)
--------------------------------------------------------------------------------------------------------
Current Assets:
    Cash                                                              $     48,859          $    245,268
    Accounts Receivable                                                          -                 6,100
     Prepaid Expenses                                                       10,813                12,124
     Loan Receivable - Officer                                              20,000                     -
     Rent Refund Receivable                                                      -                 1,174
                                                                      ------------          ------------
          Total Current Assets                                              79,672               264,666
                                                                      ------------          ------------
Fixed Assets:
    Imaging Equipment                                                      503,369               457,977
    Office Equipment and Fixtures                                          150,354               148,166
                                                                      ------------          ------------
           Subtotal                                                        653,723               606,143


Less: Accumulated Depreciation                                             132,986                68,525
                                                                      ------------          ------------
           Net Fixed Assets                                                520,737               537,618
                                                                      ------------          ------------

Intangible Assets:
    Covenant Not To Compete                                                 20,000                20,000
    Manufacturing and Distribution Agreement                               700,000               700,000
                                                                      ------------          ------------
            Subtotal                                                       720,000               720,000


 Less: Accumulated Amortization                                            153,069                83,868
                                                                      ------------          ------------
           Net Intangible Assets                                           566,931               636,132
                                                                      ------------          ------------

Other Assets:
    Loan Acquisition Cost (net of amortization of $150,883 @
1/31/07 and $137,565 @ 7/31/06)                                             51,642                57,460
    Software and Manuals (net of amortization of $44,603                    35,397                55,562
        @ 1/31/07 and $24,438 @ 7/31/06)
    Security Deposit                                                         1,850                 1,580
                                                                      ------------          ------------
          Total Other Assets                                                88,889               114,602
                                                                      ------------          ------------

          Total Assets                                                $  1,256,229          $  1,553,018
                                                                      ============          ============


           See Accompanying Notes to Consolidated Financial Statements

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                     LIABILITIES LESS SHAREHOLDERS' DEFICIT


                                                                      January 31,    July 31,
                                                                         2007          2006
                                                                     ------------   ----------
                                                                      (Unaudited)    (Audited)
-------------------------------------------------------------------- ------------   -----------

Current Liabilities:
    Accounts Payable                                                 $    47,781    $    35,757
    Accrued Expenses                                                     343,210        332,503
    Notes Payable                                                        750,000        750,000
    Derivative Instrument Liability  - Loan                              323,673        295,861
                                                                     -----------    -----------
          Total Current Liabilities                                    1,464,664      1,414,121
                                                                     -----------    -----------

Long Term Liabilities:
    Convertible Debt                                                      32,258         11,536
    Derivative Instrument Liability - Convertible Notes                3,576,516      3,781,773
    Derivative Instrument Liability - Warrants                           134,865        750,179
                                                                     -----------    -----------
          Total Long-Term Liabilities                                  3,743,639      4,543,488
                                                                     -----------    -----------

          Total Liabilities                                            5,208,303      5,957,609
                                                                     -----------    -----------

Stockholders' Equity:
    Common Stock
    Authorized 200,000,000 Shares, par value .001 per share Issued
    Shares, 103,203,993 - Outstanding Shares,
      101,703,993 (1/31/07) and 80,100,000 (7/31/06)                     101,704         80,100
    Paid in Surplus                                                      957,820        461,475
    Retained Earnings (Deficit)                                       (5,011,598)    (4,946,166)
                                                                     -----------    -----------
            Total Shareholders' Deficit                               (3,952,074)    (4,404,591)
                                                                     -----------    -----------

            Total Liabilities Less Stockholder's Deficit             $ 1,256,229    $ 1,553,018
                                                                     ===========    ===========


           See Accompanying Notes to Consolidated Financial Statements

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                 Three Months January 31,                Six Months January 31,
                                                                  2007              2006               2007                 2006
------------------------------------------------------------------------------------------------------------------------------------

Income:
   Revenue from Medical Imaging                               $       - 0 -     $       - 0 -      $       1,500      $         425
   Cost of Sales                                                      - 0 -             - 0 -                100                  -
                                                              -------------     -------------      -------------      -------------
          Gross Profit                                                - 0 -             - 0 -              1,400                425

Operating Expenses:
   Selling, General and Administrative                              685,394           503,550          1,215,371            934,988
   Depreciation and Amortization                                     84,453           111,009            167,143            111,337
                                                              -------------     -------------      -------------      -------------
                Total Operating Expenses                            769,847           614,559          1,382,514          1,046,325

Loss from Operations                                               (769,847)         (614,559)        (1,381,114)        (1,045,900)
                                                              -------------     -------------      -------------      -------------
Other Expense (Income):
   Interest Income                                                   (2,782)                -             (6,562)                 -
   Interest Expense                                                  89,448            43,197            176,757             47,351
   Derivative Instrument, Net                                    (3,184,272)         (163,100)        (1,485,877)         2,055,596
                                                              -------------     -------------      -------------      -------------
              Total Other Expenses (Income)                      (3,097,606)         (119,903)        (1,315,682)         2,102,947
                                                              -------------     -------------      -------------      -------------
Income (Loss) before Provision for Taxes                          2,327,759          (494,656)           (65,432)        (3,148,847)
   Provision for Taxes                                                    -                 -                  -                  -
                                                              -------------     -------------      -------------      -------------
           Net Income (Loss)                                  $   2,327,759     $    (494,656)     $     (65,432)     $  (3,148,847)
                                                              =============     =============      =============      =============
Net Income (Loss) Per Share, Basic and Diluted                $         .02     $        (.01)     $        ( - )     $        (.04)
                                                              =============     =============      =============      =============

Weighted Average Number of Common Shares
    Outstanding, Basic and Diluted                               94,486,886        77,610,598         88,209,476         76,305,299
                                                              =============     =============      =============      =============
------------------------------------------------------------------------------------------------------------------------------------

           See Accompanying Notes to Consolidated Financial Statements

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE SIX MONTHS ENDED JANUARY 31, 2007

                                   (UNAUDITED)

                                                                Common Stock
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Additional Paid       Accumulated
                                           Shares             Amount         in Capital           Deficit              Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 1, 2006                 80,100,000      $       80,100    $       461,475     $     (4,946,166)   $    (4,404,591)

Stock Issued to Consultants for
Services                                 6,303,993               6,304            100,505                                 106,809

Stock Issued to Employees                4,300,000               4,300             60,200                                  64,500

Conversion of Debentures                11,000,000              11,000            335,640                                 346,640

Net Loss for the Period                                                                                (65,432)           (65,432)
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 31, 2007              101,703,993      $      101,704    $       957,820     $     (5,011,598)   $    (3,952,074)
====================================================================================================================================

           See Accompanying Notes to Consolidated Financial Statements

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                   Six Months Ended January 31,
                                                                     2007             2006
-----------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
   Net Loss                                                         $   (65,432)   $(3,148,847)
   Adjustments to Reconcile Net Loss to Net Cash used
      in Operating Activities:
          Depreciation and Amortization                                 167,145        111,337
          Services Paid in Stock                                        171,309          1,775
          Derivative Instrument Expense, Net                         (1,485,877)     2,055,596
   Changes in Operating Assets and Liabilities:
          Increase (Decrease) In:
              Accounts Receivable                                         6,100              -
              Prepaid Expenses                                            1,311              -
              Rent Refund Receivable                                      1,174              -
              Accounts Payable                                           12,024         49,379
              Accrued Expenses                                          171,187         77,918
                                                                    -----------    -----------
   Net Cash Used in Operating Activities                             (1,021,059)      (852,842)
                                                                    -----------    -----------

Cash Flows from Investing Activities:
   Purchase of Equipment                                                (47,580)      (542,548)
   Loan Receivable - Officer                                            (20,000)             -
   Security Deposit                                                        (270)          (830)
   Acquisition of Assets                                                      -       (400,000)
                                                                    -----------    -----------
   Net Cash Used in Investing Activities                                (67,850)      (943,378)
                                                                    -----------    -----------

Cash Flows From Financing Activities:
   Payments of Financing Costs                                           (7,500)       (90,000)
   Proceeds from Issuance of Convertible Notes                          900,000      2,400,000
                                                                    -----------    -----------
   Net Cash Provided by Financing Activities                            892,500      2,310,000
                                                                    -----------    -----------

Net Increase in Cash                                                   (196,409)       513,780

Cash at Beginning of Period                                             245,268        149,987
                                                                    -----------    -----------
Cash at End of Period                                               $    48,859    $   663,767
                                                                    ===========    ===========

Cash Paid for Interest                                              $     - 0 -    $     - 0 -

Cash Paid for Taxes                                                 $     - 0 -    $     - 0 -


           See Accompanying Notes to Consolidated Financial Statements

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2007 AND 2006

Supplemental Disclosure of Non-Cash Investing and Financing Activities:


1. During the six months ended January 31, 2007, stock purchase warrants exercisable for 4,833,334 shares of Common Stock were issued in connection with a closing on $900,000 of convertible notes had no cash effect.

2. 10,603,993 shares of Common Stock was issued for services rendered. The amount was $171,309.

3. During the six months ended January 31, 2007, convertible debentures and related accrued interest in the amount of $346,640 were converted into 11,000,000 shares of Common Stock.

4. During the six months ended January 31, 2006, stock purchase warrants exercisable for 3,333,334 shares of common stock were issued in connection with a closing on $2 million of convertible notes which had no cash effect.

5. During the six months ended January 31, 2006, 4,775,000 shares of Common Stock was issued in the following transactions; an acquisition for services and for a loan fee. The amount was $321,775.



           See Accompanying Notes to Consolidated Financial Statements

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             AS OF JANUARY 31, 2007

                                   (UNAUDITED)


NOTE 1   Summary of Significant Accounting Policies and Organization
--------------------------------------------------------------------------------

     a)   Organization and Recent Company History

          Wellstar International, Inc. (the "Company") was incorporated December 15, 1997, under the laws of the State of Nevada. Through its wholly owned subsidiary, Trillennium Medical Imaging, Inc. ("TMI"), is
          developing  and  licensing  the  use  of  advanced   thermal   imaging
          technology.

     b)   Principles of Consolidation

          The consolidated financial statements include the accounts of Wellstar International, Inc. and its wholly owned subsidiary, Trillennium Medical Imaging, Inc. (collectively, the "Company").

     c)   Interim Condensed Consolidated Financial Statements

          The consolidated financial statements as of and for the six months ended January 31, 2007 and 2006 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the six months ended January 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of July 31, 2006 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB for the year ended July 31, 2006. The interim consolidated financial statements should be read in conjunction with that report.

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

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             AS OF JANUARY 31, 2007

                                   (UNAUDITED)

NOTE 1   Summary of Significant Accounting Policies and Organization (cont'd)
--------------------------------------------------------------------------------

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

     g)   Loss Per Share

          Basic and diluted net loss per common share for the six months ended January 31, 2007 and 2006 are computed based upon the weighted average number of common shares outstanding. The assumed conversion of Common Stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to the net loss incurred. Based on the conversion formula in the Agreements (see Note 2 and 3) on the conversion of its convertible notes would have resulted in the issuance of additional common shares in the amount of 230,458,860, on January 31, 2007.

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

     i)   Derivative Instruments

          In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our Common Stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability. F-8

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             AS OF JANUARY 31, 2007

                                   (UNAUDITED)



NOTE 1   Summary of Significant Accounting Policies and Organization (cont'd)
--------------------------------------------------------------------------------

     i)   Derivative Instruments (cont'd)

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

     k)   Concentration of Credit Risk

          Financial instruments which potentially subject the Company to concentrations of credit risk consists of a checking account with a financial institution in excess of insured limits. There was no excess above insured limits at January 31, 2007. The Company dies not anticipate non-performance by the financial institution.

     l)   Fair Value of Financial Instruments

          Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             AS OF JANUARY 31, 2007

                                   (UNAUDITED)



NOTE 1   Summary of Significant Accounting Policies and Organization (cont'd)
--------------------------------------------------------------------------------

     m)   Equipment

          Imaging and office equipment are recorded at cost and depreciated on the straight line method with an estimated life of five (5) years. Imaging equipment is at the customers facility where the equipment is used or stored by the Company until placed in use. The Company retains title to the imaging equipment while it is at the customers location. Depreciation expense for the six months ended January 31, 2007 was $64,461

     n)   Intangible Assets

          Loan acquisition costs are stated at cost and relate to the costs of acquiring the convertible notes (see Note 2) and to obtaining the $400,000 Note Payable (see Note 3). Amortization is provided for under the straight line method over three (3) years, which is the term of the convertible notes and six months for the original term of the Note Payable. Total amortization for the six months ended January 31, 2007 is $13,318.

          Software and manuals, Covenant Not To Compete and Manufacturing & Distribution Agreement acquired in the acquisition of Micro Health Systems, Inc. (See Note 3) with cost of $80,000, $20,000 and $700,000 respectively are being amortized over a 24 month period for the software and the Covenant and 5 1/2 years for the manufacturing and distribution agreement. The total amortization expense for the six months ended January 31, 2007 is $89,366.

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

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             AS OF JANUARY 31, 2007

                                   (UNAUDITED)


NOTE 1   Summary of Significant Accounting Policies and Organization (cont'd)
--------------------------------------------------------------------------------

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

NOTE 2   Convertible Notes
--------------------------------------------------------------------------------

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

          The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the notes to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date will be at the selling stockholder's option, at the lower of(i) $0.12 or (ii) a 40% discount to the average of the three lowest intraday trading prices for the Common Stock on a principal market for the twenty trading days preceding, but not including, the conversion date. The total shares at January 31, 2007 were 197,308,027.

          The stock purchase warrants have an exercise price of $0.50 per share.

          Through January 31, 2007, the Company closed on the entire $3,000,000 of convertible notes contemplated by the Securities Purchase Agreement and issued stock purchase warrants exercisable for 5,000,000 shares of Common Stock in connection therewith. The dates of the advance of the funds of $1 million each were October 31, 2005 and January 20, 2006 and $500,000 each on July 25, 2006 and August 8, 2006. The stock registration was effective August 4, 2006.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             AS OF JANUARY 31, 2007

                                   (UNAUDITED)


NOTE 2   Convertible Notes (cont'd)
--------------------------------------------------------------------------------

          On November 30, 2006, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $400,000 of 8% secured convertible notes due November 30, 2009, and for stock purchase warrants of 4,000,000 shares of Common Stock exercisable at anytime at $.08 per share, expiring on the seventh anniversary from the date of issue, November 30, 2013.

          The funds were advanced on November 30, 2006, in the amount of $392,500, less a $7,500 charge as a loan acquisition cost, amortized over the loan period of 36 months. The notes are convertible, at the holders option, into shares of Common Stock, in whole or in part, at any time after the original issue date. No interest shall be due on any payable for any month in which the Company's stock trading price is greater than $.0775 for each trading day of the month. The notes are secured by all the assets and intellectual property of the Company.

          See Paragraph 2 of this note related to the terms of conversion. The total shares at January 31, 2007, included in Paragraph 2 above, includes this additional convertible note.

          The note includes a Registration Rights Agreement. The Company was required to register additional shares by January 29, 2007, this was not done. There is a penalty of 2% per month of the note amount of $400,000, or $8,000 per month, a penalty of $774 was accrued for the period January 29 - 31, 2007.

          In connection with the aforementioned issuance of the $1,000,000 of convertible notes, on October 31, 2005, the Company granted a first priority security interest in all the assets of the Company. The issuance of convertible notes resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and SFAS 133 (see Note 4). The note holder's have converted notes of $186,160 and accrued interest of $160,490 into 11 million shares of Common Stock as of January 31, 2007. The balance of the notes are $3,213,840, at January 31, 2007. Interest due of $6,227 is included in Accrued Expenses.

NOTE 3    Notes Payable
--------------------------------------------------------------------------------

     a)   The Company has borrowed  $150,000 from an unrelated  individual.  The
          Note is dated August 1, 2005. The outstanding balance of the loan shall bear monetary interest at the fixed rate of six percent (6%) simple, non-compounding interest payable in arrears per annum.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             AS OF JANUARY 31, 2007

                                   (UNAUDITED)


NOTE 3   Notes Payable (cont'd)
--------------------------------------------------------------------------------

          The outstanding balance of principal and interest is due and payable on demand on or after August 1, 2006. All payments shall apply first to interest accrued and then principal. The Company may prepay all or part without a pre-payment penalty. The loan was not paid on August 1, 2006 and was extended under the same terms by mutual agreement. Interest due of $13,725 is included in Accrued Expenses.

          Default shall occur upon (1) failure to make payment on the note or transfer of stock when due, (2) Company institutes bankruptcy or solvency proceedings or make an assignment for the benefit of creditors.

          Note Payable - Current $150,000

     b) The Company has entered into a loan agreement with an unrelated individual. The note is dated October 11, 2005. The note provides for a total loan of $400,000, the Company received $190,000 by October 31, 2005. The balance of $210,000 was subsequently received on November 29, 2005. The note bears interest at a fixed rate of 8%, plus the prevailing variable margin rate charged to the lender. As of January 31, 2007, the margin rate was 7.625%. The lender was paid a loan acquisition cost on December 5, 2005, in Common Stock of 1 million shares.

          The cost was recorded at market value at the date of the loan which was $ .12 per share, for a total of $120,000. The outstanding balance of principal and accrued interest was due and payable on April 11, 2006. The note has been extended to February 28, 2007 by addendum under the current terms and interest is being accrued. The addendum was signed on November 11, 2006. In consideration of the waiver and extension, the Company, with the signing, paid the lender $20,000. The lender was also issued additional warrants to purchase 400,000 shares of common stock, 200,000 at $0.10 per share and 200,000 at $0.20 per share, which expire on February 28, 2008. As of March 2, 2007, the note has not been paid.

          At January 31, 2007, $77,372 of interest expense is included in Accrued Expenses. As security for the loan, the Company has pledged all of its tangible and intangible assets. Commencing on January 1, 2006, the Company shall establish an escrow account and shall deposit 25% of all proceeds generated by the thermal imaging cameras purchased with $210,000 of proceeds from the loan. The funds shall remain in escrow for use in paying all sums due to the lender. To January 31, 2007, no funds have been put into escrow.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                             AS OF JANUARY 31, 2007

                                   (UNAUDITED)

NOTE 3   Notes Payable (cont'd)
--------------------------------------------------------------------------------

          In addition, the lender has the option to convert the loan into fully registered, unsecured Common Stock of the Company at a conversion price on the day of conversion, minus 40%. The total shares at January 31, 2007 were 33,150,833. The lender shall have the right to convert on the prepayment date or the due date, whichever occurs first. The issuance of the notes and warrants resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and FASB 133 (see Note 4). Balance due at January 31, 2007 $400,000


     c) On December 21, 2005, the Company completed the purchase of certain assets of Micro Health Systems, Inc. ("MHS") under a definitive agreement.

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

         Mikron Manufacturing Distribution Agreement
         Customer List and Intangible Assets                      $     700,000
         Tangible Assets
                                                                         80,000
         Covenant Not-To-Compete
                                                                         20,000
                               Total                              $     800,000
                                                                  =============

          In addition, 1,500,000 shares of Restricted Common Stock are being held in escrow as security for the note payable of $200,000. These shares have been shown as issued but not outstanding. The Company is in default on $200,000 of the Note Payable and interest of $4,000 which was due June 19, 2006 on the first $100,000 of notes due. Due to the default, the interest charged from June 19, 2006 is 18% on the $200,000 Note Payable. Interest expense of $25,159 is included in Accrued Expenses.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                JANUARY 31, 2007

                                   (UNAUDITED)


NOTE 3   Notes Payable (cont'd)
--------------------------------------------------------------------------------

          On November 28, 2006, the Company received a letter due to the default, giving it ten (10) days to pay the note and accrued interest or the 1,500,000 shares held in escrow will be issued to the shareholder of Micro Health Systems, Inc.

          Balance due at January 31, 2007                         $     200,000
                                                                  =============


NOTE 4   Derivative Financial Instrument Liabilities
--------------------------------------------------------------------------------

          We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 1, related to embedded derivative instruments accounting policy.

          In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at January 31, 2007, we used the market price of our Common Stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. All options, warrants and conversion options can be exercised by the holder at any time.

          Because of the limited historical trading period of our Common Stock, the expected volatility of our Common Stock over the remaining life of the options and warrants has been estimated at 123%, based on a review of the historical volatility and of entities considered by management as comparable. The risk-free rates of return used ranged from 4.67% to 4.94%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                JANUARY 31, 2007

                                   (UNAUDITED)


NOTE 4   Derivative Financial Instrument Liabilities (cont'd)
--------------------------------------------------------------------------------

          At January 31, 2007, the following derivative liabilities related to Common Stock options and warrants and embedded derivative instruments were outstanding (see Notes 2 and 3):

------------------------------------------------------------------------------------------------------------------------
                                   No. of                          Exercise Price   Value - Issue    Value - January 31,
Issue Date      Expiry Date       Warrants       Issued To          Per Share            Date             2007
------------------------------------------------------------------------------------------------------------------------

10/11/05         04/11/06         1,000,000      Thompson               $ .50         $41,526           $   55

11/19/06         02/18/08          200,000       Thompson               $ .10           3,845              837

11/19/06         02/18/08          200,000       Thompson               $ .20           2,276              363

10/31/05         10/31/10         1,666,667      AJW Partners           $ .50         169,629           14,793

01/20/06         01/20/11         1,666,667      AJW Partners           $ .50          81,321           16,065

07/25/06         07/25/11           833,333      AJW Partners           $ .50         146,197            9,328

08/04/06         08/04/11          833,333       AJW Partners           $ .50         102,816            9,417

11/30/06         11/30/13         4,000,000      AJW Partners           $ .08         158,741           84,008

------------------------------------------------------------------------------------------------------------------------

Fair value of derivative instrument liabilities for warrants                         $706,351         $134,866

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                JANUARY 31, 2007

                                   (UNAUDITED)

NOTE 4   Derivative Financial Instrument Liabilities (cont'd)
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------

                     Due             Note                             Exercise Price       Value - Issue      Value - January
  Issue Date         Date           Amount          Instrument          Per Share              Date              31, 2007
-------------------------------------------------------------------------------------------------------------------------------
 10/11/05         04/11/06          $ 400,000          Loan             Various            $  370,189          $  323,673

 10/31/05         10/31/08          1,000,000       Convertible
                                                       Notes            Various             2,681,204             855,802
 01/20/06         01/20/09          1,000,000       Convertible
                                                       Notes            Various             1,363,058           1,086,535
 07/25/06         07/25/09            500,000       Convertible
                                                       Notes            Various               791,994             577,260
 08/04/06         08/04/09            500,000       Convertible
                                                       Notes            Various               616,127             579,540
 11/30/06         11/30/09            400,000       Convertible
                                                       Notes            Various               523,047             477,378
-------------------------------------------------------------------------------------------------------------------------------

Fair value of bifurcated embedded derivative instrument liabilities                        $6,345,619          $3,900,188

Total derivative financial instruments                                                     $7,051,970          $4,035,054


                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                JANUARY 31, 2007

                                   (UNAUDITED)


NOTE 6   Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------

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

          On December 4, 2006, the Company issued 9,853,993 shares of Restricted Common Stock. The number of shares of stock issued was at 30% of the market value. 4,300,000 shares were issued to employees, 1,353,993 for legal services and 4,200,000 for computer and financial consulting services. The total recorded as Common Stock was $9,854 and additional paid in capital of $137,965. A total of $147,819 is reflected as an expense in the Statement of Operations.


Note 7   Derivative Instruments Income, Net
--------------------------------------------------------------------------------

          Derivative instruments income of $1,485,877 represents the net unrealized (non-cash) change during the six months ended January 31, 2007, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.


Note 8   Going Concern
--------------------------------------------------------------------------------

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

          As reflected in the accompanying consolidated financial statements, the Company had a net loss of $65,432 and a negative cash flow from operations of $1,021,059 for the six months ended January 31, 2007, negative working capital of $1,384,992, and a stockholders' deficiency of $3,952,074 at January 31, 2007.

                   WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                 JANUARY 31, 200

                                   (UNAUDITED)


Note 8   Going Concern (cont'd)
--------------------------------------------------------------------------------

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


Note 9   Employee Compensation Plan
--------------------------------------------------------------------------------

          In December 2006, the Company filed a Form S-8 to register 5,000,000 shares of common stock with a proposed offering price of $ .075 per share related to the formation of the Wellstar International, Inc. 2006 Employee Compensation Plan.


Note 10  Subsequent Events
--------------------------------------------------------------------------------

          AJW Partners, LLC and related entities converted a portion of their notes (See Note 2) into 2,500,000 million shares of Common Stock during the period February 1, 2007 through March 2, 2007.

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

Overview and Plan of Operation

Wellstar International, Inc. ("Wellstar" or the "Company") was formed in the State of Nevada on December 5, 1997. Wellstar was a development stage company with no operating activities. On July 12, 2005, Wellstar entered into a share exchange agreement with Trillennium Medical Imaging, Inc. ("Trillennium" or "TMI"), a development stage company formed in June, 2005. As a result of the share exchange agreement, Trillennium became a subsidiary of Wellstar.

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

We have been developing our market opportunity since the inception of Trillennium Medical Imaging, Inc. and initially positioned our equipment in pain clinics and acute care facilities pursuant to agreements with Surgicenters of America, Inc., a subsidiary of Triad Hospital Group, and with Primary Care Practitioners, which operates pain clinics. However, we have recently refocused our plan of operation from placement of our equipment primarily in pain and breast cancer screening clinics to development of market demand through the use of advanced medical research to develop verifiable data evidencing the usefulness of our thermal imaging cameras in adjunctive medical diagnostic screening environments.

In furtherance of our refocused business strategy, we have entered into a verbal agreement with Duke Medical Center pursuant to which Duke Medical Center has agreed to use our TMI Thermal Imaging System imaging systems in research studies conducted at Duke Medical Center's facilities. There are currently two such studies underway at Duke University Medical Center utilizing the TMI Thermal Imaging System in the areas of Oestoarthritis and Sports Medicine. Two additional studies are being contemplated in the areas of Pressure Ulcers (bed sores), and Breast Screening.

While we continue to develop our plan to penetrate the equine market, we have not yet entered into any license agreements in this industry. In addition, we are continuing to seek qualified directors, employees and consultants, and to pursue agreements with pain clinic owners and operators.

Pursuant to our refocused business strategy, we have terminated our written agreement with Primary Care Practitioners and our verbal agreement with Natural Horizons Wellness Center. Our agreement with Surgicenters of America, the surgical division of Triad Hospitals, Inc., remains in effect. Training and site survey for installation of our thermal imaging systems at Surgicenters' facilities began in January, 2006. However, actual installation has been postponed pending initial results of our research studies underway at Duke University Medical Center. We have also placed one of our thermal imaging systems at Spineonumics Health Center in Orlando, Florida pursuant to a verbal agreement with Spineonumics. The system is being used in a clinical trial.

Results of Operations

Three Months Ended January 31, 2007 compared to Three Months Ended January 31, 2006

Revenue and Gross Profit

Our revenue and gross profit for the three months ended January 31, 2007 and January 31, 2006 was $-0-. We have refocused our business strategy towards research and development of our thermal imaging technology. Accordingly, we have not yet installed our thermal imaging systems at revenue generating customer locations.

Net Income/Loss

For the three months ended January 31, 2007, we incurred net income of $2,327,759, or $.02 per share, which was an increase of $2,822,415 from the net loss of $494,656, or $.01 per share for the three months ended January 31, 2006. The increase in net income is primarily attributable to the Derivative Instrument, Net (Income), which increased by $3,021,172 from income of $163,100 for the quarter ended January 31, 2006 as compared to income of $3,184,272 for the quarter ended January 31, 2007. This increase in income from the derivative instrument is as a result of our stock price being lower at January 31, 2007 as compared to January 31, 2006, thereby resulting in the decline of our derivative liabilities as compared to the same quarter one year ago. As a result, we recorded a larger net gain related to our derivative liabilities. These gains may be reversed in the future if the liabilities increase, depending on our stock price.

Operating Expenses

Total operating expenses for the three months ended January 31, 2007 increased by $155,288 to $769,847 from $614,559 for the three months ended January 31, 2006. This change is due principally to an increase in expenses for professional fees to $174,271 from $148,539, and an increase in payroll to $300,050 from $201,240.

Six Months Ended January 31, 2007 compared to Six Months Ended January 31, 2006

Revenue and Gross Profit

Our revenue for the six months ended January 31, 2007 was $1,500, as compared to revenue of $425 for the six months ended January 31, 2006. Our gross profit for the six months ended January 31, 2007 was $1,400, as compared to $425 for the six months ended January 31, 2006. We have refocused our business strategy towards research and development of our thermal imaging technology. Accordingly, we have not yet installed our thermal imaging systems at revenue generating customer locations.

Net Loss

For the six months ended January 31, 2007, we incurred a net loss of $65,432, or $.00 per share, which was a decrease of $3,083,415 from the net loss of $3,148,847, or $.04 per share for the six months ended January 31, 2006. The decrease in net loss is attributable to Derivative Instrument Net (Income), which increased by $3,541,473 from $2,055,596 for the six months ended January 31, 2006 as compared to income of $1,485,877 for the six months ended January 31, 2007. This increase in income from the derivative instrument is as a result of our stock price being lower at January 31, 2007 compared to January 31, 2006, which results in the decline of our derivative liabilities for the same six month period one year ago. As a result, we recorded a net gain instead of a net loss related to our derivative liabilities. These gains may be reversed in the future if the liabilities increase, depending on our stock price.

Operating Expenses

Total operating expenses for the six months ended January 31, 2007 increased by $336,189 to $1,382,514 from $1,046,325 for the six months ended January 31, 2006. This change is due principally to an increase in expenses for professional fees to $292,123 from $180,689, and an increase in depreciation and amortization to $167,143 from $111,337, and an increase in consulting fees to $66,500 from $2,716.

Liquidity and Capital Resources

As of January 31, 2007, we had a working capital deficit of approximately $1,384,992, and cash of $48,859. We have acquired additional financing in the amount of $400,000 pursuant to a Securities Purchase Agreement with AJW Partners, LLC and affiliates entered into in November, 2006. However, we do not have the funds necessary to maintain our operations for the remainder of our fiscal year, and will need to raise additional funding.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief operating history as a start up company, our operations have not been a source of liquidity. We will need to obtain additional capital in order to maintain and expand our operations. We are currently investigating other financial alternatives, including additional equity and/or debt financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. However, there can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

Recent Financings

In November, 2006, Wellstar International, Inc. ("Wellstar" or the "Company") entered into a Securities Purchase Agreement with AJW Partners, LLC
("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified") and New Millennium Capital Partners, II, LLC ("Millennium") for the sale of (i) 8% secured convertible notes in an aggregate principal amount of $400,000 (the "Notes"); and (ii) warrants to purchase 4,000,000 shares of the Company's common stock (the "Warrants")(Partners, Offshore, Qualified and Millennium are collectively referred to as the "Purchasers"). Net proceeds of $392,500 were disbursed to the Company upon closing.

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

Registration Rights Agreements

In connection with the sale of debt or equity instruments, we may enter into registration rights agreements. Generally, these registration rights agreements require us to file registration statements with the Securities and Exchange Commission to register common shares that may be issued on conversion of debt or preferred stock, to permit re-sale of common shares previously sold under an exemption from registration or to register common shares that may be issued on exercise of outstanding options or warrants.

The registration rights agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the registration rights agreement. These penalties are usually expressed as a fixed percentage, per month, of the original amount we received on issuance of the debt or preferred stock, common shares, options or warrants. We account for these penalties as a contingent liability and not as a derivative instrument. Accordingly, we recognize the penalties when it becomes probable that they will be incurred. Any penalties are expensed over the period to which they relate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2006, we issued an aggregate of 450,000 shares of our common stock to two individuals for consulting services rendered in connection with our verbal agreement with Duke University Medical Center.

In December, 2006, we issued the following shares of common stock:

     o 200,000 shares to an individual consultant for information technology consulting services.
     o An aggregate of 1,356,993 shares to our corporate counsel and our securities counsel for legal services.
     o 2,000,000 shares to Howard Bielski for accounting services rendered in connection with our SEC reporting obligations.
     o    1,300,000 shares to five employees for year end bonuses.
     o 4,000,000 shares pursuant to a proposed agreement that was not consummated. Accordingly, we are planning to cancel this issuance.

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

We are in default pursuant to the registration rights agreement entered into in connection with our November 2006 convertible note financing. The default arises from our failure to file a registration statement by the filing deadline set forth in the registration rights agreement. As a result, we are required to pay to the convertible note holders liquidated damages equal to two percent of the outstanding principal balance of the convertible notes per month.

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

                          WELLSTAR INTERNATIONAL, INC.

March 19, 2007



                        By:   /s/ John Antonio
                              --------------------------------
                              John Antonio
                              Chief Executive Officer
                              (Principal Executive Officer)

                              /s/ Howard Bielski
                              --------------------------------
                              Howard Bielski
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)