Form 10QSB
period 2007-04-30
Wellstar International, Inc.
filed 2007-06-22
CIK 1346248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 For the quarterly period ended April 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 For the Transition Period From _____ to _____

Commission File Number: 333-130295

Wellstar International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1834908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6911 Pilliod Road Holland, Ohio 43528
(Address of principal executive offices)

(419) 865-0069
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 22, 2007, the registrant had 115,758,975 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

WELLSTAR INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007 AND 2006

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007 AND 2006

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEET	F-1, F-2

CONSOLIDATED STATEMENT OF OPERATIONS	F-3

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F-4

CONSOLIDATED STATEMENT OF CASH FLOWS	F-5, F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENT	F-7 to F-20

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

Current Assets:	April 30, 2007 (Unaudited)	July 31, 2006 (Audited)
Cash	$27,628	$245,268
Accounts Receivable	-	6,100
Prepaid Expenses	1,623	12,124
Loan Receivable - Officer	20,000	-
Rent Refund Receivable	1,580	1,174
Total Current Assets	50,831	264,666
Fixed Assets:
Imaging Equipment	525,761	457,977
Office Equipment and Fixtures	150,354	148,166
Subtotal	676,115	606,143
Less: Accumulated Depreciation	165,552	68,525
Net Fixed Assets	510,563	537,618
Intangible Assets:
Covenant Not To Compete	20,000	20,000
Manufacturing and Distribution Agreement	700,000	700,000
Subtotal	720,000	720,000
Less: Accumulated Amortization	186,540	83,868
Net Intangible Assets	533,460	636,132
Other Assets:
Loan Acquisition Cost (net of amortization of $158,178
@ 4/30/07 and $137,565 @ 7/31/06)	59,346	57,460
Software and Manuals (net of amortization of $54,356	25,644	55,562
@ 4/30/07 and $24,438 @ 7/31/06)
Security Deposit	3,670	1,580
Total Other Assets	88,660	114,602
Total Assets	$1,183,514	$1,553,018

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

LIABILITIES LESS SHAREHOLDERS’ DEFICIT

Current Liabilities:	April 30, 2007 (Unaudited)	July 31, 2006 (Audited)
Accounts Payable	$120,152	$35,757
Accrued Expenses	555,992	332,503
Loan Payable - Officer	8,000	-
Loan Payable - Other	500	-
Notes Payable	750,000	750,000
Derivative Instrument Liability - Loan	315,964	295,861
Total Current Liabilities	1,750,608	1,414,121
Long Term Liabilities:
Convertible Debt	55,364	11,536
Derivative Instrument Liability - Convertible Notes	8,483,202	3,781,773
Derivative Instrument Liability - Warrants	123,070	750,179
Total Long-Term Liabilities	8,661,636	4,543,488
Total Liabilities	10,412,244	5,957,609
Stockholders’ Equity:
Common Stock
Authorized 200,000,000 Shares, par value .001 per share
Issued Shares,1 10,899,147 - Outstanding Shares, 109,399,147 (4/30/07) and 80,100,000 (7/31/06)	109,399	80,100
Paid in Surplus	1,040,017	461,475
Retained Earnings (Deficit)	(10,378,146)	(4,946,166)
Total Shareholders’ Deficit	(9,228,730)	(4,404,591)
Total Liabilities Less Stockholder’s Deficit	$1,183,514	$1,553,018

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months April 30,			Nine Months April 30,
	2007		2006	2007	2006
Income:
Revenue from Medical Imaging	$	- 0 -	$20,450	$1,500	$20,875
Cost of Sales		- 0 -	53,788	100	53,788
Gross Profit (Loss)		- 0 -	(33,338)	1,400	(32,913)
Operating Expenses:
Selling, General and Administrative		408,780	446,397	1,623,377	1,381,385
Depreciation and Amortization		83,088	124,027	250,231	235,364
Total Operating Expenses		491,868	570,424	1,873,608	1,616,749
Loss from Operations		(491,868)	(603,762)	(1,872,208)	(1,649,662)
Other Expense (Income):
Interest Income		(546)	(2,320)	(7,108)	(2,320)
Interest Expense		91,477	33,504	268,234	80,855
Derivative Instrument, Net		4,759,749	637,634	3,273,872	2,693,230
Delinquent Stock Registration Penalty		24,000	60,000	24,774	60,000
Total Other Expenses (Income)		4,874,680	728,818	3,559,772	2,831,765
Income (Loss) before Provision for Taxes		(5,366,548)	(1,332,580)	(5,431,980)	(4,481,427)
Provision for Taxes		-	-	-	-
Net Income (Loss)		$(5,366,548)	$(1,332,580)	$(5,431,980)	$(4,481,427)
Net Income (Loss) Per Share, Basic and Diluted		$(0.05)	$(0.02)	$(0.06)	$(0.06)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted		104,854,246	79,920,506	93,635,793	78,344,815

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED APRIL 30, 2007

(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, August 1, 2006	80,100,000	$80,100	$461,475	$(4,946,166)	$(4,404,591)
Stock Issued to
Consultants for Services	8,500,147	8,500	117,651		126,151
Stock Issued to	4,300,000	4,300	60,200		64,500
Employees
	16,499,000	16,499	400,691		417,190
Conversion of Debentures
				(5,431,980)	(5,431,980)
Net Loss for the Period
	109,399,147	$109,399	$1,040,017	$(10,378,146)	$(9,228,730)
Balance, April 30, 2007

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended April 30,
	2007		2006
Cash Flows from Operating Activities:
Net Loss		$(5,431,980)		$(4,481,427)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and Amortization		250,231		235,364
Delinquent Registration Penalty		24,774		60,000
Services Paid in Stock		190,651		56,575
Derivative Instrument Expense, Net		3,273,872		2,693,230
Changes in Operating Assets and Liabilities:
Increase (Decrease) In:
Accounts Receivable		6,100		(18,950)
Prepaid Expenses		10,501		(6,211)
Accounts Payable		84,395		14,413
Accrued Expenses		415,284		110,046
Net Cash Used in Operating Activities		(1,176,172)		(1,336,960)
Cash Flows from Investing Activities:
Purchase of Equipment		(69,972)		(602,909)
Loan Receivable - Officer		(20,000)		-
Security Deposit		(2,496)		(830)
Acquisition of Assets		-		(400,000)
Net Cash Used in Investing Activities		(92,468)		(1,003,739)
Cash Flows From Financing Activities:
Payments of Financing Costs		(22,500)		(70,025)
Proceeds from Issuance of Convertible Notes		1,065,000		2,400,000
Loans Payable		8,500		-
Net Cash Provided by Financing Activities		1,051,000		2,329,975
Net Increase in Cash		(217,640)		(10,724)
Cash at Beginning of Period		245,268		149,987
Cash at End of Period		$27,628		$139,263
Cash Paid for Interest	$	- 0 -	$	- 0 -

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2007 AND 2006

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

1.
During the nine months ended April 30, 2007, stock purchase warrants exercisable for 5,833,334 shares of Common Stock were issued in connection with a closing on $1,065,000 of convertible notes had no cash effect.

2.	12,800,147 shares of Common Stock was issued for services rendered. The amount was $190,651.

3.	During the nine months ended April 30, 2007, convertible debentures and related accrued interest in the amount of $617,190 were converted into16,499,000 shares of Common Stock.

4.
During the nine months ended April 30, 2006, stock purchase warrants exercisable for 3,333,334 shares of common stock were issued in connection with a closing on $2 million of convertible notes which had no cash effect.

5.	During the nine months ended April 30, 2006, 5,100,000 shares of Common Stock was issued in the following transactions; an acquisition for services and for a loan fee. The amount was $376,575.

6.	During the nine months ended April 30, 2007 and 2006, delinquent registration penalties of $24,774 and $60,000, respectively, were recorded, no cash was expended.

7.	Note payable of $200,000 in the acquisition of assets resulted in no cash being expended as of April 30, 2006.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2007

(UNAUDITED)

NOTE 1 Summary of Significant Accounting Policies and Organization

a)	Organization and Recent Company History

Wellstar International, Inc. (the “Company”) was incorporated December 15, 1997, under the laws of the State of Nevada. Through its wholly owned subsidiary, Trillennium Medical Imaging, Inc. (“TMI”), is developing and licensing the use of advanced thermal imaging technology.

b)	Principles of Consolidation

The consolidated financial statements include the accounts of Wellstar International, Inc. and its wholly owned subsidiary, Trillennium Medical Imaging, Inc. (collectively, the “Company”).

c)	Interim Condensed Consolidated Financial Statements

The consolidated financial statements as of and for the nine months ended April 30, 2007 and 2006 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the nine months ended April 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of July 31, 2006 was derived from the audited consolidated financial statements included in the Company’s annual report Form 10-KSB for the year ended July 31, 2006. The interim consolidated financial statements should be read in conjunction with that report.

d)	Revenue Recognition

The Company recognizes revenues utilizing the accrual method of accounting. More specifically, the Company enters into licensing agreements for its advanced thermal imaging technology. Under the licensing agreements, the Company supplies the camera equipment, related software and training for each facility. Once the facility is operational, the licensing agreement provides for a fixed fee monthly fee for the use of the camera. Accordingly, the revenue is recognized in the month that the camera is in use at the customer’s facility, which represents the Company’s right to receive the fixed fee. The Company’s revenue recognition policy is in compliance with the provisions of EITF 00-21.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2007

(UNAUDITED)

NOTE 1 Summary of Significant Accounting Policies and Organization (cont’d)

e)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

f)	Cash

For the purpose of the Statement of Cash Flows, cash is defined as balances held in corporate checking accounts and money market accounts.

g)	Loss Per Share

Basic and diluted net loss per common share for the nine months ended April 30, 2007 and 2006 are computed based upon the weighted average number of common shares outstanding. The assumed conversion of Common Stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to the net loss incurred. Based on the conversion formula in the Agreements (see Note 2 and 3) on the conversion of its convertible notes would have resulted in the issuance of additional common shares in the amount of 537,417,497, on April 30, 2007.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2007

(UNAUDITED)

NOTE 1 Summary of Significant Accounting Policies and Organization (cont’d)

i)	Derivative Instruments (cont’d)

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

The Company will provide for income taxes based on the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 109 (“SFAS No. 109"), “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns in different years. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

k)	Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consists of a checking account with a financial institution in excess of insured limits. There was no excess above insured limits at April 30, 2007. The Company does not anticipate non-performance by the financial institution.

l)	Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2007

(UNAUDITED)

NOTE 1 Summary of Significant Accounting Policies and Organization (cont’d)

m)	Equipment

Imaging and office equipment are recorded at cost and depreciated on the straight line method with an estimated life of five (5) years. Imaging equipment is at the customers facility where the equipment is used or stored by the Company until placed in use. The Company retains title to the imaging equipment while it is at the customers location. Depreciation expense for the nine months ended April 30, 2007 was $97,027.

n)	Intangible Assets

Loan acquisition costs are stated at cost and relate to the costs of acquiring the convertible notes (see Note 2) and to obtaining the $400,000 Note Payable (see Note 3). Amortization is provided for under the straight line method over three (3) years, which is the term of the convertible notes and nine months for the original term of the Note Payable. Total amortization for the nine months ended April 30, 2007 is $20,614.

Software and manuals, Covenant Not To Compete and Manufacturing & Distribution Agreement acquired in the acquisition of Micro Health Systems, Inc. (See Note 3) with cost of $80,000, $20,000 and $700,000 respectively are being amortized over a 24 month period for the software and the Covenant and 5 ½ years for the manufacturing and distribution agreement. The total amortization expense for the nine months ended April 30, 2007 is $132,590.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2007

(UNAUDITED)

NOTE 1 Summary of Significant Accounting Policies and Organization (cont’d)

p)	Registration Rights Agreements (cont’d)

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

NOTE 2 Convertible Notes

On October 31, 2005, the Company entered into a Securities Purchase Agreement with AJW Partners, LLC and its related entities for the sale of $3,000,000 of 8% secured convertible notes, each advance is evidenced by a note which is due three years from the date of the advance, and for stock purchase warrants exercisable for a total of 5,000,000 shares of Common Stock each issuance of warrants expiring on the fifth anniversary from the date of issue. The warrants are issued at the time funds are advanced at 1,666,667 per $1 million advanced. The notes are convertible, at the holder’s option, into shares of Common Stock, in whole or in part, at any time after the original issue date. No interest shall be due and payable for any month in which the Company’s stock trading price is greater than $0.1125 for each trading day of the month.

The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the notes to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date will be at the selling stockholder’s option, at the lower of(i) $0.12 or (ii) a 40% discount to the average of the three lowest intraday trading prices for the Common Stock on a principal market for the twenty trading days preceding, but not including, the conversion date. The total shares at April 30, 2007 were 498,321,386.

The stock purchase warrants have an exercise price of $0.50 per share.
The Company has closed on the entire $3,000,000 of convertible notes contemplated by the Securities Purchase Agreement and issued stock purchase warrants exercisable for 5,000,000 shares of Common Stock in connection therewith. The dates of the advance of the funds of $1 million each were October 31, 2005 and January 20, 2006 and $500,000 each on July 25, 2006 and August 8, 2006. The stock registration was effective August 4, 2006.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2007

(UNAUDITED)

NOTE 2 Convertible Notes (cont’d)

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

The funds were advanced on November 30, 2006, in the amount of $392,500, less a $7,500 charge as a loan acquisition cost, amortized over the loan period of 36 months. The notes are convertible, at the holders option, into shares of Common Stock, in whole or in part, at any time after the original issue date. No interest shall be due on any payable for any month in which the Company’s stock trading price is greater than $.0775 for each trading day of the month. The notes are secured by all the assets and intellectual property of the Company.

On March 26, 2007, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $165,000 of 8% secured convertible notes due March 26, 2010, and for stock purchase warrants of 1,000,000 shares of Common Stock exercisable at anytime at $.03 per share, expiring on the seventh anniversary from the date of issue, March 26, 2014.

The funds were advanced on March 26, 2007, in the amount of $150,000, less a $15,000 charge as a loan acquisition cost, amortized over the loan period of 36 months. The notes are convertible, at the holders option, into shares of Common Stock, in whole or in part, at any time after the original issue date. No interest shall be due on any payable for any month in which the Company’s stock trading price is greater than $.0775 for each trading day of the month. The notes are secured by all the assets and intellectual property of the Company.

See Paragraph 2 of this note related to the terms of conversion. The total shares at April 30, 2007, included in Paragraph 2 above, includes all additional convertible notes.

All notes include a Registration Rights Agreement. The Company was required to register additional shares by January 29, 2007 in relation to the notes dated November 30, 2006, this was not done. There is a penalty of 2% per month of the note amount of $400,000, or $8,000 per month, a penalty of $24,774 was accrued through April 30, 2007.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2007

(UNAUDITED)

NOTE 2 Convertible Notes (cont’d)

In connection with the aforementioned issuance of the $1,000,000 of convertible notes, on October 31, 2005, the Company granted a first priority security interest in all the assets of the Company. The issuance of convertible notes resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and SFAS 133 (see Note 4). The note holder’s have converted notes of $200,620 and accrued interest of $216,579 into 16,499,000 shares of Common Stock as of April 30, 2007. The balance of the notes are $3,364,379, at April 30, 2007. Interest due of $14,240 is included in Accrued Expenses.

NOTE 3 Notes Payable

a)
The Company has borrowed $150,000 from an unrelated individual. The Note is dated August 1, 2005. The outstanding balance of the loan shall bear monetary interest at the fixed rate of six percent (6%) simple, non-compounding interest payable in arrears per annum.

The outstanding balance of principal and interest is due and payable on demand on or after August 1, 2006. All payments shall apply first to interest accrued and then principal. The Company may prepay all or part without a pre-payment penalty. The loan was not paid on August 1, 2006 and was extended under the same terms by mutual agreement. Interest due of $15,950 is included in Accrued Expenses.

Default shall occur upon (1) failure to make payment on the note or transfer of stock when due, (2) Company institutes bankruptcy or solvency proceedings or make an assignment for the benefit of creditors.

Note Payable - Current                                                           $150,000

b)
The Company has entered into a loan agreement with an unrelated individual. The note is dated October 11, 2005. The note provides for a total loan of $400,000, the Company received $190,000 by October 31, 2005. The balance of $210,000 was subsequently received on November 29, 2005. The note bears interest at a fixed rate of 8%, plus the prevailing variable margin rate charged to the lender. As of April 30, 2007, the margin rate was 7.625%. The lender was paid a loan acquisition cost on December 5, 2005, in Common Stock of 1 million shares.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2007

(UNAUDITED)

NOTE 3 Notes Payable (cont’d)

The cost was recorded at market value at the date of the loan which was $ .12 per share, for a total of $120,000. The outstanding balance of principal and accrued interest was due and payable on April 11, 2006. The note has been extended to February 28, 2007 by addendum under the current terms and interest is being accrued. The addendum was signed on November 11, 2006. In consideration of the waiver and extension, the Company, with the signing, paid the lender $20,000. The lender was also issued additional warrants to purchase 400,000 shares of common stock, 200,000 at $0.10 per share and 200,000 at $0.20 per share, which expire on February 28, 2008. As of April 30, 2007, the note has not been paid.

At April 30, 2007, $92,611 of interest expense is included in Accrued Expenses. As security for the loan, the Company has pledged all of its tangible and intangible assets. Commencing on January 1, 2006, the Company shall establish an escrow account and shall deposit 25% of all proceeds generated by the thermal imaging cameras purchased with $210,000 of proceeds from the loan. The funds shall remain in escrow for use in paying all sums due to the lender. To April 30, 2007, no funds have been put into escrow.

In addition, the lender has the option to convert the loan into fully registered, unsecured Common Stock of the Company at a conversion price on the day of conversion, minus 40%. The total shares at April 30, 2007 were 39,096,111. The lender shall have the right to convert on the prepayment date or the due date, whichever occurs first. The issuance of the notes and warrants resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and FASB 133 (see Note 4).

Balance due at April 30, 2007                                                          $400,000

c)	On December 21, 2005, the Company completed the purchase of certain assets of Micro Health Systems, Inc. (“MHS”) under a definitive agreement.

Total consideration paid by the Company was $600,000, plus 2,000,000 shares of Restricted Common Stock. The Company paid $400,000 at closing. A promissory note was executed for $200,000 with interest at 8% per annum. $100,000 is due with accrued interest on or before the 180th day following the date of the Note which is June 19, 2006, with the balance of principal and interest due and payable on or before the 365th day following the date of the note.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
APRIL 30, 2007

(UNAUDITED)

NOTE 3 Notes Payable (cont’d)

The 2,000,000 shares of Restricted Common Stock were issued on December 21, 2005 and priced at the market price of $ .10 per share for a total value of $200,000. The cost was allocated as follows:

Mikron Manufacturing Distribution Agreement
Customer List and Intangible Assets	$700,000
Tangible Assets	80,000
Covenant Not-To-Compete	20,000
Total	$800,000

In addition, 1,500,000 shares of Restricted Common Stock are being held in escrow as security for the note payable of $200,000. These shares have been shown as issued but not outstanding. The Company is in default on $200,000 of the Note Payable and interest of $4,000 which was due June 19, 2006 on the first $100,000 of notes due. Due to the default, the interest charged from June 19, 2006 is 18% on the $200,000 Note Payable. Interest expense of $33,938 is included in Accrued Expenses.

On November 28, 2006, the Company received a letter due to the default, giving it ten (10) days to pay the note and accrued interest or the 1,500,000 shares held in escrow will be issued to the shareholder of Micro Health Systems, Inc. As of April 30, 2007, nothing has transpired.

Balance due at April 30, 2007                                                      $200,000

NOTE 4 Derivative Financial Instrument Liabilities

We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 1, related to embedded derivative instruments accounting policy.

In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at April 30, 2007, we used the market price of our Common Stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. All options, warrants and conversion options can be exercised by the holder at any time.

  WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
APRIL 30, 2007

(UNAUDITED)

NOTE 4 Derivative Financial Instrument Liabilities

Because of the limited historical trading period of our Common Stock, the expected volatility of our Common Stock over the remaining life of the options and warrants has been estimated at 123%, based on a review of the historical volatility and of entities considered by management as comparable. The risk-free rates of return used ranged from 4.67% to 5.00%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
APRIL 30, 2007

(UNAUDITED)

NOTE 4 Derivative Financial Instrument Liabilities (cont’d)

At April 30, 2007, the following derivative liabilities related to Common Stock options and warrants and embedded derivative instruments were outstanding (see Notes 2 and 3):

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price Per Share	Value - Issue Date	Value - April 30, 2007
10/11/1905	4/11/1906	1,000,000	Thompson	$.50	$41,526	$1
11/19/1906	2/18/1908	200,000	Thompson	$.10	3,845	365
11/19/1906	2/18/1908	200,000	Thompson	$.20	2,276	114
10/31/1905	10/31/1910	1,666,667	AJW Partners	$.50	169,629	10,364
1/20/1906	1/20/1911	1,666,667	AJW Partners	$.50	81,321	11,421
7/25/1906	7/25/1911	833,333	AJW Partners	$.50	146,197	6,843
8/4/1906	8/4/1911	833,333	AJW Partners	$.50	102,816	6,930
11/30/1906	11/30/1913	4,000,000	AJW Partners	$0.08	158,741	68,308
3/26/1907	3/26/1914	1,000,000	AJW Partners	$0.03	25,433	18,724
Fair value of derivative instrument liabilities for warrants					$731,784	$123,070

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
APRIL 30, 2007

(UNAUDITED)

NOTE 4 Derivative Financial Instrument Liabilities (cont’d)

Issue Date	Due Date	Note Amount	Instrument	Exercise Price Per Share	Value - Issue Date	Value - April 30, 2007

10/11/1905	4/11/1906	$400,000	Loan	Various	$370,189	$315,964
10/31/1905	10/31/1908	1,000,000	Convertible Notes	Various	2,681,204	1,961,588
1/20/1906	1/20/1909	1,000,000	Convertible Notes	Various	1,363,058	2,472,044
7/25/1906	7/25/1909	500,000	Convertible Notes	Various	791,994	1,281,258
8/4/1906	8/4/1909	500,000	Convertible Notes	Various	616,127	1,284,264
11/30/1906	11/30/1909	400,000	Convertible Notes	Various	523,047	1,045,638
3/26/1907	3/26/1910	165,000	Convertible Notes	Various	274,500	438,410
Fair value of bifurcated embedded derivative instrument liabilities					$6,620,119	$8,799,166
Total derivative financial instruments					$7,351,903	$8,922,236

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
APRIL 30, 2007

(UNAUDITED)

NOTE 6 Stockholders’ Equity (Deficit)

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

On September 19, 2006, the Company issued 450,000 shares of Restricted Common Stock for medical consulting services. The number of shares of stock issued was at 30% of the market value for the fair value of the service. The total recorded as common stock was $450 and additional paid in capital of $9,540. $9,990 is reflected as medical consulting in the Statement of Operations.

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

During the quarter ended April 30, 2007, the Company issued 2,196,154 shares of Restricted Common Stock as follows, Financial Consulting, 400,000 shares, Medical Consulting, 1,200,000 shares and Legal Services, 596,154 shares. 2,100,000 shares are at 75% of market value and 96,154 shares were at market value. The total recorded as Common Stock was $2,196 and additional paid in capital of $17,146. A total of $19,342 is reflected as an expense in the Statement of Operations.

Note 7 Derivative Instruments Income, Net

Derivative instruments expense of $3,273,872 represents the net unrealized (non-cash) change during the nine months ended April 30, 2007, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

Note 8 Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
APRIL 30, 2007

(UNAUDITED)

Note 8 Going Concern (cont’d)

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $5,431,980 and a negative cash flow from operations of $1,176,172 for the nine months ended April 30, 2007, negative working capital of $1,699,777, and a stockholders’ deficiency of $9,228,730 at April 30, 2007.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans include the raising of additional capital through private or public transactions and implementation of its business and marketing plan to increase revenues.

Note 9 Employee Compensation Plan

In December 2006, the Company filed a Form S-8 to register 5,000,000 shares of common stock with a proposed offering price of $ .075 per share related to the formation of the Wellstar International, Inc. 2006 Employee Compensation Plan.

Note 10 Subsequent Events

AJW Partners, LLC and related entities converted a portion of their notes (See Note 2) into 3,500,000 shares of Common Stock during the period May 1, 2007 through June 12, 2007.

The Company issued to AJW Partners, LLC and related entities, under a securities purchase agreement, dated May 30, 2007, Callable Secured Convertible Notes in the amount of $435,000 with interest at 8% per annum, due 36 months from the date of issue, and 10 million Warrants convertible into shares of Common Stock at $ .02 per share. The Warrants are convertible any time after the date of issue.

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

Results of Operations

Three Months Ended April 30, 2007 compared to Three Months Ended April 30, 2006

Revenue and Gross Profit

Our revenue and gross profit for the three months ended April 30, 2007 was zero and for April 30, 2006 the revenue was $20,450 and the gross profit was a loss of $33,338. We have refocused our business strategy towards research and development of our thermal imaging technology. Accordingly, we have not yet installed our thermal imaging systems at revenue generating customer locations in the last two operating quarters.

Net Loss

For the three months ended April 30, 2007, we incurred a net loss of $5,366,548, or $.05 per share, which was an increase of $4,033,968 from the net loss of $1,332,580, or $.02 per share for the three months ended April 30, 2006. The increase in net loss is primarily attributable to the Derivative Instrument, Net expense, which increased by $4,122,115 from an expense of $637,634 for the quarter ended April 30, 2006 as compared to an expense of $4,759,749 for the quarter ended April 30, 2007. This increase in the expense from the derivative instrument was primarily incurred in connection with our 8/06, 11/06 and 3/07 Secured Convertible Note and Warrant financing. Derivative Instrument expense represents the net unrealized (non-cash) change during the three months ended April 30, 2007 and 2006 in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

Operating Expenses

Total operating expenses for the three months ended April 30, 2007 decreased by $78,556 to $491,868 from $570,424 for the three months ended April 30, 2006. This change is due principally to an decrease in expense for depreciation and amortization to $83,088 from $124,027.

Nine Months Ended April 30, 2007 compared to Nine Months Ended April 30, 2006

Revenue and Gross Profit

Our revenue for the nine months ended April 30, 2007 was $1,500, as compared to revenue of $20,875 for the nine months ended April 30, 2006. Our gross profit for the nine months ended April 30, 2007 was $1,400, as compared to a loss of $32,913 for the nine months ended April 30, 2006. We have refocused our business strategy towards research and development of our thermal imaging technology. Accordingly, we have installed our thermal imaging systems at revenue generating customer locations on a limited basis.

Net Loss

For the nine months ended April 30, 2007, we incurred a net loss of $5,431,980, or $.06 per share, which was an increase of $950,553 from the net loss of $4,481,427, or $.06 per share for the nine months ended April 30, 2006. The increase in net loss is attributable to Derivative Instrument Net expense, which increased by $580,642 from $2,693,230 for the nine months ended April 30, 2006 as compared to $3,273,872 for the nine months ended April 30, 2007. This increase in the expense from the derivative instrument was primarily incurred in connection with our 8/06, 11/06 and 3/07 Secured Convertible Note and Warrant financing. Derivative Instrument expense represents the net unrealized (non-cash) change during the nine months ended April 30, 2007 and 2006 in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

Operating Expenses

Total operating expenses for the nine months ended April 30, 2007 increased by $256,859 to $1,873,608 from $1,616,749 for the nine months ended April 30, 2006. This change is due principally to an increase in expenses for professional fees to $368,020 from $308,418, and an increase in interest expense to $268,235 from $80,855.

Liquidity and Capital Resources

As of April 30, 2007, we had a working capital deficit of approximately $1,699,777, and cash of $27,628. We have acquired additional financing in the amount of $435,000 pursuant to a Securities Purchase Agreement with AJW Partners, LLC and affiliates entered into in May, 2007. However, we do not have the funds necessary to maintain our operations for the remainder of our fiscal year, and will need to raise additional funding.

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

Recent Financings

In March, 2007, Wellstar International, Inc. ("Wellstar" or the "Company") entered into a Securities Purchase Agreement with AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified") and New Millennium Capital Partners, II, LLC ("Millennium") for the sale of (i) 8% secured convertible notes in an aggregate principal amount of $165,000 (the "Notes"); and (ii) warrants to purchase 1,000,000 shares of the Company's common stock (the "Warrants")(Partners, Offshore, Qualified and Millennium are collectively referred to as the "Purchasers"). Net proceeds of $150,000 were disbursed to the Company upon closing.

The Notes bear interest at the rate of 8% per annum. Interest is payable quarterly, unless the Company's common stock is greater than $0.0775 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due shall bear interest of 15% per annum from the date due until the same is paid. The Notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at the lesser of (i) $0.12 or (ii) a 40% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At the Company's option, in any month where the current stock price is below the Initial Market Price, the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month. The term "Initial Market Price" means the volume weighted average price of the common stock for the five trading days immediately preceding the closing which was $0.09. The Notes contain a call option whereby, if the Company's stock price is below $0.15, the Company may prepay the outstanding principal amount of the Notes, subject to the conditions set forth in the call option. The Notes also contain a partial call option whereby, if the Company's stock price is below $0.09, the Company may prepay a portion of the outstanding principal amount of the Note, subject to the conditions set forth in the partial call option.

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

The Warrants are exercisable until seven years from the date of issuance at a purchase price of $0.03 per share. The Purchasers may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the Warrants on a cashless basis, then the Company will not receive any proceeds. Upon an issuance of shares of common stock below the market price, the exercise price of the Warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for the Company's shares of common stock for the five trading days immediately preceding such issuance as set forth on the Company's principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

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

WELLSTAR INTERNATIONAL, INC.

Date: June 22, 2007	By:	/s/ John Antonio
John Antonio
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Howard Bielski
Howard Bielski
Chief Financial Officer (Principal Financial and Accounting Officer)