Form 10KSB
period 2007-07-31
Wellstar International, Inc.
filed 2007-11-13
CIK 1346248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
 1934

For the fiscal year ended: July 31, 2007

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from _____ to ______

Commission File Number 333-130295

WELLSTAR INTERNATIONAL, INC.
 (Name of small business issuer in its charter)

Nevada	20-1834908
(State of incorporation)	(IRS Employer Identification No.)

6911 Pilliod Road	43528
Holland, Ohio	(Zip Code)
(Address of principal executive offices)

Issuer's telephone number: (419) 865-0069

 Copies to:
 Darrin Ocasio
 Sichenzia Ross Friedman Ference LLP
 61 Broadway, 32nd Fl.
 New York, NY 10006

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] -

State the issuer's revenues for the most recent fiscal year: $101,500.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 25, 2006 was approximately $1,135,495.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 126,166,117 shares of common stock, $.001 par value per share, as of October 25, 2007.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

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

Introduction

Trillennium Medical Imaging, Inc. (TMI) is dedicated to placing cameras for a monthly charge in hospitals, clinical and care facilities throughout the United States. The company’s current competitive advantage is derived from the state of the art technology of the camera and software it is utilizing, combined with an intimate knowledge and relationships in the markets. It plans to grow in these markets by expanding its imaging capabilities by the constant acquisitions of new imaging technologies. In addition to the Human Imaging, TMI is positioned and ready to penetrate the equine market with the support of the leading experts in the thoroughbred industry.

The TMI Infrared Technology and software is approved by the FDA as an Adjunctive Diagnostic screening procedure for early breast cancer detection, differential diagnosis of pain dysfunctions, (such as Reflex Sympathetic Dystrophy, Neuromuscular Skeletal Syndromes and Neurological disorders), detection of pressure ulcers, deep tissue injuries, and bed sores, as well as orthopedic applications.  This screening modality provides a differential diagnosis to justify additional screening procedures to ensure successful patient outcome assessment. Thermal Imaging is a low cost, non-contact, non-radioactive diagnostic screening procedure designed for clinical evaluation. In addition thermal imaging provides an ability to track the progress of therapies being utilized in a low cost, non-invasive manner.

The TMI Infrared Technology fills a need that currently exists in diagnostic medicine today. Thermal imaging provides information that is specific to the physiological and functional activity in the body. This information becomes invaluable in that conventional diagnostic screening utilizes tests such as X-Ray, MRI and CT Scans. All aspects of these tests are concerned with the anatomical and structural problems of the body. Many problems arise from not combining both diagnostic modalities of structure and physiology, in that people are missed diagnosed and considered healthy and well when the physiological information provides an earlier outcome or risk assessment of future health predictors than the structural modalities.

Major markets such as University Research Centers, hospitals, multidisciplinary physician practices, pain centers, long term care facilities, home health care, and rehabilitation centers support the need for this type of screening modality.

In summary, Trillennium Medical Imaging has created an innovative new business model that gives it early market advantage.

History and Future of Medical Infrared Applications

The detection and estimation or measurement of heat released by the body has been a cornerstone of medicine since its beginning.  The earliest physicians knew the presence of excessive heat signaled illness.  For centuries the measurement of heat, either present in or being released by the body, required contact.  Temperature was physically felt and much later was measured with various devices such as the thermometer.

In the 1800’s Herschel demonstrated the presence of heat energy as an invisible wave, much like light.  Heat could be reflected and refracted under the right conditions.  Understanding of this heat energy wave would require years of investigation. Much later, as all with all scientific advances, these studies would provide more finite measurements of heat energy.

In the 1940’s, the electronic detector of infrared energy was developed for use in military applications.  Night vision scopes were the first applications.  The science of infrared detection owes its current development and sophistication to demands from military and industrial applications.

Medical use of infrared detection lagged behind military application due to government classification of the infrared detectors and technologies.  Only when scientific advances are released from such government restrictions are they open to general use and applications.  Once available, the scientific/medical application of the heat detector was made simultaneously by the British, the Canadians and Americans. These scientists and physicians used thermal imaging as a measurement of human physiology; the most common applications being the evaluation of cancerous tumors. The level of heat emitted was correlated to the presence and type of disease, as well as a prognostic indicator.  Many tumors were hot, and the hotter the tumor the worse the outcome.

These first infrared applications were both costly and cumbersome, therefore the infrared detection units were found mostly in research.  Like all early electronics the infrared detection systems were physically large, costly to produce and challenging to operate. These restrictions meant exposure to general medicine use was limited.

Today, through the advances in all levels of science, and driven by military funding, infrared detection devices are state-of-the art electronics.  Like all electronic components, the infrared detector has come down in cost, size and has significantly improved in general applicability.

The continued refinement of infrared systems, both in image acquisition and data collection, has brought the use of infrared energy analysis to a new level.  Together with a better understanding of human and animal physiological thermoregulatory mechanisms, the use of infrared detection in health and illness provides a new mechanism for early disease detection.

Trillennium Medical Imaging recognized the medical need for cost-effective, non-contact physiological monitoring – and embraced the use of infrared imaging.  Trillennium is dedicated to the advancement of infrared detection in medicine. Trillennium has forged relationships with well-know manufacturers of infrared detection systems, major players in multiple medical specialties, and highly skilled computer analysts – and together are developing state-of the art infrared imaging systems, as well as investigating new uses/applications in medicine.

The focus of medicine and health care today means technology must be “faster, better, and more cost-effective.” Trillennium Medical Imaging and its partners are working to make infrared detection systems the easiest to use, applicable in the every-day clinical setting and cost-effective in its application.

The use of infrared analysis has historically been limited in clinical application.  With improved science comes improve equipment development and with computerization – the analytical evaluation of infrared information is moving to new levels.  Today’s computerization of infrared systems is overcoming the limitations of the past applications.   Trillennium Medical Imaging systems incorporate, not only objective temperature data analysis, but TMI has also taken data collection to a new level.  Today, medical device development and use is based on evidence of efficacy.  Application data collected from all TMI systems is compiled into a single database that will continue to provide the statistical analysis needed to demonstrate the efficacy of this technology in all current and future applications. TMI is currently the only company to incorporate this data collection component into their systems.

The first records of physical observation demonstrate that physiological temperature variations have signaled the presence of disease.  Today the importance of this vital physical parameter is of no less significance. Together, scientific advancements and technological improvements will demonstrate that temperature shifts can signal the earliest stages of physiological change. Through non-contact temperature analysis, Trillennium Medical Imaging and partners will continue to demonstrate the efficacy of infrared analysis in disease detection and to drive the use of infrared analysis in new medical applications.

The Future of Disease Detection

Trillennium Medical Imaging sees the future of infrared imaging moving to critical positions in early phase disease detection and monitoring.  Although currently not a diagnostic modality, infrared analysis still provides key information in health monitoring. The development of objective data analysis and proof of efficacy will catapult infrared detection to key positions and prominence.  Trillennium’s current research project, early detection of tissue breakdown, will provide the initial data demonstrating IR’s ability to detect damage prior to visible evidence.  This capability – in a non-contact device – will save patients from potential disabling conditions, as well as generate a sizeable cost-savings in health care.

Trillennium believes translation of the ‘early tissue damage detection’ application to other previously untried medical areas- such as early detection of infection – will reduce the associated costs and potential spread of treatment-resistant super bugs. Super drugs have created super bugs and today the spread of treatment-resistant disease is a major concern.  Both community spread and in-hospital presence of these organisms is a detection nightmare.  In spite of improved hygiene – transmission and containment of various diseases is still of critical importance.

Additionally, cost-effective, non-contact detection of circulatory compromise in surgical applications will improve the success of many tissue transplants, reducing the need for additional surgeries. And non-contact evaluation of tissue changes may help categorize potentially malignant conditions demanding greater intervention from those that are currently benign.  However, these arenas are all in the invention phase, and as all research, requires large capital investments to translate the research findings to clinical application.  Trillennium believes these areas hold huge potential in both dollars spent in health care delivery as well as corporate return-on-investment and strives to keep these investigations on-going.

Markets

Skin Assessment

The early visualization of tissue damage that can lead to development of pressure ulcers and or deep tissue injury is paramount to the reduction of open sores and the deadly complications that accompany them. Currently no method of detection is used that can identify tissue breakdown prior to the visible and palpable changes that take place.

Trillennium Medical Imaging began investigation of this health care issue shortly after the company was formed. The ability of infrared to detect blood flow changes is well documented and the key benefit of the technology.  Association of blood flow changes to both pressure ulcers and deep tissue injury has been documented since the 1970’s when early imaging units were used to image suspicious damage. One of the original studies of pressure sores by thermal detection was conducted by Barton and Barton in 1973.  Studying existing ulcers they determined the temperature variations present with their classification of ‘indolent’ and normal pressure sores. The category of indolent was associated with a longer healing time (approximately four months) and a temperature difference of 1°C or less.  A classification of normal demonstrated a higher temperature differential of approximately 2.5ºC and healed more quickly than indolent sores and the patients generally displayed a better outcome. This ‘normal’ classification of ulcer was generally attributed to the ‘otherwise healthy person’ whose pressure sore was either post operative from extended times in one position or from incorrect use of a prosthetic device. This wound usually resolved in six weeks.  This thermal evaluation has been substantiated by Hansen et al in a 1996 study.

The size, cost and availability of infrared was a limiting factor in its use for many years.  The most cost effective detection was contact thermography, and the question was if the contact alone was increasing the possible artifact of damage.  Electronic imaging provided the benefit of non-contact evaluation, but thermal artifact induced in uncontrolled environments was still a question.

Trillennium Medical Imaging began the process of incorporating computerized analysis of images to eliminate the subjective influence of previous infrared analysis.  Changes introduced in the analytical phase reduced the influence of environmental shifts.  This proprietary approach is currently undergoing evaluation and data will be presented following completion of the anticipated Duke University study.

Market Opportunities

Functional or physiological evaluation conducted with infrared imaging has applications in many areas of medicine. Initially, Trillennium Medical Imaging focused on three key markets with our current imaging system: Breast Health Monitoring, Pain Evaluation; and Sports Medicine applications.  However recent developments indicate significant economic gains can be realized with a revised plan.

Trillennium Medical has begun investigating the use of infrared detection in early stage pressure ulcer development. Trillennium is proposing a unique approach for early detection of tissue changes that will significantly impact the wound care market.  TMI is in the initial phase for design and application of a new imaging device that incorporates software and data collection that is separate and apart from its current clinical markets.

While Trillennium Medical Imaging will continue to prove the viability of IR through its ongoing trials in existing markets (outlined under existing market profile), it is evident that a method of early detection of tissue changes related to pressure ulcers is not currently available.
Pressure ulcers have always been an area of concern for healthcare providers due to the degradation of the patient’s condition and the increased care required when pressure ulcers occur.   Pressure ulcers are responsible for over 65,000 deaths per year in the United States alone.  Aside from the human toll, the costs involved in treating this problem are enormous and escalating at an alarming rate annually.   Taking into consideration all direct, indirect and peripheral costs, it is conservatively estimated that currently over $25 billion is spent annually on wound care in the United States (Columbia Surgery, Department of Surgery, H. Brem, M.D., 2006). The urgency of this situation is not lost on those in the medical field, associated industries and the government as well.

Each year the government spends on average over $3 billion on wound treatment and care for pressure sores and bedsores.  Insurance companies pay out millions annually for this same treatment, directly affecting premiums to increase annually for healthcare facilities.  Inflationary effects add to this escalation.

New regulation recently imposed by the Center for Medicare and Medicaid will reshape the approach by all health care facilities and practitioners.  Beginning in 2008, reimbursement for the care of individuals incurring pressure ulcers during hospitalization will no longer be reimbursed.  It is managements opinion that this edict from the government will be followed by third party payers.  This loss of revenue will cripple many health care facilities if not checked.

Additionally, the potential of fines incurred for the occurrence of pressure ulcers in the long term care facilities will drive these markets with burden of proof.

Trillennium Medical Imaging will be ideally poised to provide a cost-effective, non-contact method to identify the presence of early or existing tissue damage.

Breast Health Monitoring

Current Testing/Screening Methods

The medically accepted tool (gold standard) for breast cancer screening is x-ray mammography.  Mammography detects structural changes present in the breast tissue, indicating either the presence of dead cell structures (calcifications) or a shift in tissue density. Mammography was established as the test of choice following the Breast Cancer Detection Demonstration Project (BCDDP) study and as a result of the Health Insurance Plan (HIP) study of 1974.

According to the National Cancer Institute Fact Sheet on Mammography, “Several large studies conducted around the world show that breast cancer screening with mammograms reduces the number of deaths from breast cancer for women ages 40 to 69, especially those over age 50. Studies conducted to date have not shown a benefit from regular screening mammograms, or from a baseline screening mammogram (a mammogram used for comparison), in women under age 40.”  Regardless, it is the only medically accepted screening test to-date.

With the evolution in technology, proposals have been made to implement other modalities in the screening process. Due to associated cost, and or sensitivity and specificity of the exams (Ultrasound/MRI/PET) recommendations for screening have not changed. These tests are used as ‘adjunctive’ or in addition to mammography following a positive or questionable test.

Limitations of Current Methods

Contact, compression, ionizing radiation, limited or no options for screening other than mammography (physician restricted access) and cost are some of the primary reasons women list for limited or non-participation in breast health evaluation.

Current statistics demonstrating the number of women who participate in mammography are not readily available. 2002 studies estimated approx 60% of women over the age of 40 participated in mammography within the year.  Studies show that for the uninsured it (screening mammography) is a low priority procedure, because few programs exist to assist in the payment for or toward mammography for women less than 50 years of age as are for those who are older (Medicare).

“Women over the ages of 50 and 60 are not getting mammograms as frequently as women in their 40s, yet mammograms are more effective in reducing deaths from breast cancer as women age.”

Women reject or delay mammography for many reasons.  Fear appears to be the primary factor.  Fear of discomfort, fear of radiation and fear of finding cancer are only a few reasons that women site.

Many women falsely believe that if there is no known breast cancer within their family that there is no reason to be concerned. Few women know that approximately 75% of breast cancers found occur in women who have no known history.

Studies indicate that 40% or more of the population eligible for screening mammography do not participate in testing.  Reasons listed are economic, cultural and perception of increased harm (radiation / compression) from the exam – whether real or imagined.  These factors contribute to late-stage

Importance of Infrared Imaging for Breast Cancer

Management defines risk as the likelihood that harm will arise coupled with consequence.  Medical assessment of ‘risk’ for developing breast cancer is linked with time/cost and effort to arrive at the benefit of risk assessment.  Risk/benefit studies determine that screening for breast cancer should begin at 40 years of age.  The cost of screening the female population younger than 40 years of age provides no reduction in life-years saved compared to costs incurred.

Although mammography screening is an effective tool for detecting the presence of breast cancer, it has inherent and well described limitations.  In addition, mathematical models such as the Gail Model have been developed to predict breast cancer risk, but such models are better at assessing population-based risk rather than individual risk.

Monitoring individuals with infrared imaging provides for improved individual assessment to determine the ‘at-risk’ person as indicated by physiology (versus mathematical), and therefore in a screening scenario, the ‘at-risk’ population.

Infrared imaging is a non-contact, non-invasive, non-ionizing imaging tool and poses no physical risk. It displays information regarding breast blood flow.  Temperature assessment of breast tissue provides for a profile as it relates to homeostasis within the breast tissue.  Any alterations are attributed to imbalance.  The presence of structural changes or tissue is not visible on the infrared image. But neither is the vascular information displayed on the mammogram.  Screening the breast with infrared provides the individual and practitioner with information not currently available as a screening modality.  Other functional imaging is prohibited by availability and cost. (fMRI/ PET/f CT). Additionally other functional modalities are most often incorporated into structural exams such as computed tomography and MRI.

Infrared study parameters have been identified as consistent repeatable and independent markers that identify those patients at risk for breast disease.  Ease of implementation (non-ionizing), low comparative cost and appeal to the general population (non-contact) make it an ideal test for screening in the younger patient (not a candidate for mammography), the woman with dense breasts or implants, those who have surgically altered breasts that add to mammography distortion (biopsies, lumpectomies, mastectomies) and those that refuse to participate in screening mammography.

Market Opportunities

Breast Health Monitoring/Screening

Today the U.S population is roughly 300 million (projection based on 2000 Census Data) and of this 150 million individuals are female. According to the Census Bureau, currently the largest segments of females are 40-44 (11.35M), 35-39 (11.34M) and 45-49 (10.27M) years of age respectively. These are closely followed by the 30-34 (10.21M) and the 10-14 (10M) years of age.

These numbers become significant when we consider the disease of breast cancer.  It is the second leading cause of cancer deaths in the female population. 1 in 8 women will be diagnosed with cancer of the breast during their lifetime.

The probability of breast cancer occurrence increases with age.  Fifty percent of all breast cancers will occur in women under 61 -- the median age of occurrence. But roughly 1/3 of all breast cancers will occur in women under the age of 50 (20 to 50 years of age.)  In the total population of breast cancers the largest percentage are found in women over 50 years of age.  The average projected growth rate (disease development prior to detection) for breast cancer is approximately 8 to 10 years.  For this reason, mammography is recommended as a screening procedure beginning at 40 years of age.

U.S Government statistics in 2005, show an estimated 2 million women diagnosed with or living with breast cancer.  2006 estimates projected 212,920 new cases of invasive breast cancer diagnosed, along with 61,980 new cases of non-invasive breast cancer. The current medical paradigm with breast imaging is demonstrated in the inability of mammography to reduce the mortality statistics of those women found with invasive breast lesions.  Structural studies, and mammography in particular, are detecting the presence of tumors and tissue changes, but missing the functional or metabolic activity presented by the disease. Infrared has continued to demonstrate underlying metabolic changes present in tissue years in advance of mammography.  Slow growing, metabolically inactive cancers such as those with low IR signals can easily be detected with mammography. The issue of early detection is key for the women with dense breasts, especially the younger woman who would be missed by never participating in mammography until a palpable lesion is found.

Sports Medicine

Sports medicine or sport medicine is an interdisciplinary subspecialty of medicine which deals with the treatment and preventive care of athletes, both amateur and professional. The team includes specialty physicians and surgeons, athletic trainers, physical therapists, coaches, other personnel, and, of course, the athlete.

There has been a tendency for many to assume that sport-related problems are by default musculoskeletal and that sports medicine is an orthopedic specialty. It is commonly understood that there is much more to sports medicine than just musculoskeletal diagnosis and treatment. Illness or injury in sport can be caused by many factors – from environmental to physiological and psychological. Consequently, sports medicine can encompass an array of specialties, including cardiology, pulmonology, orthopedic surgery, exercise physiology, biomechanics, and traumatology.

The risk of injury in athletic practice will never be entirely eliminated, but modifications in training techniques, equipment, sports venues and rules, based on outcomes of meaningful research have shown that it can be lowered. For these reasons sports medicine will make its most significant future contributions in the area of prevention.

Market Opportunities

When all the inclusive markets are considered, the total revenue projections for the sports medicine market are vast but illusive. Costs are measured in billions of dollars when both treatment cost and indirect costs of loss (wage and productivity) are considered.

Differential diagnosis related to sports injuries is complicated by the fact that soft tissue injuries are some of the most common and clinically challenging musculoskeletal disorders in patients presenting for treatment. Therefore, establishing clear-cut diagnostic and therapeutic objectives for these injuries is important. Current imaging methods of evaluation are structural. Flat plane x-ray, computed tomography (CT), ultrasound, and MRI are the most common examinations.  This leaves the assessment of soft tissue injury to visual, palpable and indirect visualization via the structural image.

Complication of evaluation (structure vs. tissue) results in inappropriate or ill-timed care.  Oversight of the magnitude of soft tissue injuries may result in a failure to expeditiously consider vascular injury or compartment syndrome and its resultant complications, including loss of a limb.  Misdiagnosis or mismanagement of damage may lead to chronic problems with subsequent development of degenerative joint disease and/or loss of function, including but not limited to an inability to bear weight or ambulate.

Like all areas of pain, the number of those afflicted by joint and connective tissue disorders seems to be increasing rather than under control.
Statistics taken from the U.S. government website on arthritis provides the following numbers related to occurrence.An estimated 46 million adults in the United States reported being told by a doctor that they have some form of arthritis, rheumatoid arthritis, gout, lupus, or fibromyalgia. By 2030, an estimated 67 million of Americans aged 18 years or older are projected to have doctor-diagnosed arthritis. Arthritis & Rheumatism 2006;54(1):226-229 [Data Source: 2003 NHIS]

Importance of TMI Infrared Monitoring System

Until recently, sports medicine has been a little-explored market for infrared technology as an adjunctive to diagnostics.  Infrared imaging provides an indirect measurement of skin blood flow and a temperature measurement of the physiological response controlled by the body’s autonomic nervous system.  This information has broad application in the world of sports medicine.  Infrared evaluation can provide a new dimension to diagnostic capabilities in an adjunctive capacity (physiology vs. anatomy).  Some of these applications are:  providing a monitor for hyperthermic and hypothermic responses associated with nerve irritation, acute injuries, swelling, inflammation, infection, and atrophy.  Provide physicians and trainers with a visual and measurable reference for differential diagnosis, and a visual and objective reference relating to treatment efficacy.

TMI Solution in Sports Medicine Applications

TMI is currently involved in a pilot study with Duke University Sports Medicine evaluating infrared technology for spot-checking of core body temperatures of athletes in the field.  The preliminary study of this non-invasive technology has demonstrated temperature readings that are directly correlated with the core body temperature in a small population.  A more extensive study is being planned. The value will be an easy to use, non-invasive tool for monitoring heat exhaustion in athletics that can be easily used in the field.  All levels and types of sports organizations (schools, teams and professionals) could all benefit from using this technology.  TMI is working to develop a portable, cost-effective, handheld solution that will fit the need of this extensive market.

TMI is also exploring the use of this same assessment tool for immediate trauma evaluation on the field or in emergency rooms for monitoring deep tissue injury and assist with fast evaluation of potential compartment syndrome.

TMI Market Approach

With significant relationships in the medical industry, our initial marketing approach will be to hospitals for the early detection of pressure ulcers. If the study contemplated at Duke University is successful TMI will have the first known and proven imaging system to detect pressure ulcers before the break the skin.

Rheumatology

For over forty years infrared measurement has been used in the evaluation of rheumatological disease.  Initially identified and analyzed in the 1970’s by Abernathy, Ring, and many others, joint and connective tissue disorders were an undisputed area in which infrared detection provided a non-ionizing and non-contact method of detection.

Infrared evaluation provides both an indication of abnormal blood flow in the area of pain, and as a monitoring device for the efficacy of various therapies.  Additionally infrared imaging is an ideal tool for evaluation of this peripheral blood flow and vasospastic disorders of peripheral digital vessels is often an indication of connective tissue disorders.

Research and Development

Equipment Development

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

Future Market Research/Medical

Grafts and Flaps

The use of skin grafts and local flaps can help solve some difficult wound closure problems.  Postoperative flap failure is a devastating complication that surgeons occasionally encounter when using plastic surgery techniques.

Intraoperative monitoring of flap perfusion has shown to prevent flap failure.  Infrared imaging can be used to evaluate and monitor reperfusion, and is a fast, non-contact, reliable method.

Infrared can be used preoperatively to trace perforators in the skin to be excised for reconstruction, as well as postoperatively to monitor the rewarming following attachment.

Amputation

Infrared has proven to be valuable in the area of amputation of tissue as well.  Evaluation of digits or limbs of persons undergoing amputation has improved the success by proving or disproving the viability of tissue present.  In instances of lower limb amputation due to peripheral vascular disease, amputation can often be preformed below the knee, improving the rehabilitation and mobility of the patient and therefore quality of life issues. Selection of amputation level made on the basis of laboratory criteria using skin blood flow and infrared thermography data proves to be more successful.

Diabetic Neuropathy

Diabetic peripheral neuropathy (DPN) is a condition secondary to the disease and can result in ulceration.  Of the diabetic population 0.6 % eventually require lower limb amputation.  However of those with peripheral neuropathy roughly 40% require amputation of a toe, 12% a foot, and 47%
The total annual cost of DPN and its complications in the U.S. was estimated to be between $4.6 and $13.7 billion. Up to 27% of the direct medical cost of diabetes

Dermatology

“The skin is the largest organ in the body, and it is therefore not surprising that cancer of the skin is the most common of all cancers. Basal cell carcinoma and squamous cell carcinoma make up the vast majority of cases. Melanoma is the least common but the most deadly skin cancer, accounting for only about 4% of all cases but 79% of skin cancer deaths. For 2002, the American Cancer Society estimates there will be 53,600 new cases of melanoma in the United States and 7,400 deaths from the disease. The United States has experienced a dramatic increase in the number of melanoma cases over the past few decades. According to the American Cancer Society, the incidence rate for melanoma (number of new cases of melanoma per 100,000 people each year) has more than doubled since 1973. The mortality rate for melanoma (number of deaths per 100,000 people each year) has increased at a much slower pace and has remained stable over the past 10 years. During this same time period, there has been a significant rise in overall five-year survival in patients with melanoma. This may be due to thinner depth of tumors at time of diagnosis and improved surgical techniques to treat the disease. “

The study of skin and skin lesions is an area of infrared that has waxed and waned since the early studies of thermography conducted in the 1980’s by the French.  Evaluation of the thermal flare presented by the increased vascularity present in melanomas was thermally mapped prior to radiotherapy.  Infrared mapping provided information that demonstrated that the underlying vascular bed related to the visible lesion was usually significantly larger than assumed, and if not included in the area of radiation, may remain as a pathway of metastasis.

With the increase in melanoma occurrence, the use of infrared imaging in screening evaluations could add to number of cases found in the early stages.  Additionally, the use to map the underlying vascularity could again aid in mapping the underlying angiogenic blood supply to the tumor.

Pharmaceuticals/Vaccines

The use of infrared detection for adverse reactions resulting from administration of drugs and vaccines is an area of potential investigation.
Trillennium Medical Imaging anticipates that investigation of adverse reactions with infrared imaging may provide a non-contact, cost-effective way to monitor for adverse reactions prior to their occurrence.  Through is affiliation with Duke University, TMI plans to participate in research projects that are first isolating these drug-reaction potentials in mice.  Participation in this and other research projects will require capital investment to provide various lens and other adaptations to the existing infrared imaging device, as well as the possible development of other specific IR optical imaging devices that could revolutionize this arena.

Trillennium, through its advisors and affiliates will continue to investigate areas of medical concern where infrared imaging will possibly benefit the survival-outcome, the cost-effective delivery of non-invasive diagnostic and adjunctive imaging, as well the return-on-investment from development of such products.

FDA Regulations

Changes in Approved Devices -  The FD&C Act requires device manufacturers to obtain a new FDA 510(k) clearance when there is a substantial change or modification in the intended use of a legally marketed device or a change or modification, including product enhancements and, in some cases, manufacturing changes, to a legally marketed device that could significantly affect its safety or effectiveness. Supplements for approved PMA devices are required for device changes, including some manufacturing changes that affect safety or effectiveness. For devices marketed pursuant to 510(k) determinations of substantial equivalence, the manufacturer must obtain FDA clearance of a new 510(k) notification prior to marketing the modified device. For devices marketed with PMA, the manufacturer must obtain FDA approval of a supplement to the PMA prior to marketing the modified device.

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

Current Regulatory Status-  The FDA found that the cameras utilized in the TMI thermal imaging system are substantially equivalent to an existing legally marketed device, thus permitting them to be marketed as an adjunct (supplemental) screening/diagnostic device. The cameras utilized in our system first received 510(k) clearance in September 2001 and subsequently in March 2003. Together with our proprietary software we, are marketing the TMI thermal imaging system as an adjunct (supplemental) method for the diagnosis of breast cancer and other diseases affecting the perfusion or reperfusion of blood in tissue or organs.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended July 31, 2007.

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

Quarter Ended	High	Low
January 31, 2005	0.015	0.10
April 30, 2005	0.015	0.015
July 31, 2005	0.82	0.015
October 31, 2005	0.43	0.09
January 31, 2006	0.28	0.075
April 30, 2006	0.28	0.085
July 31, 2006	0.29	0.165
October 31, 2006	0.225	0.031
January 31, 2007	0.09	0.024
April 30, 2007	0.05	0.01
July 31, 2007	0.03	0.01
October 31, 2007	0.02	0.004

Number of Stockholders

As of October 25, 2007, there were approximately 126,166,117 shares of common stock outstanding, of which 79,090,000 shares were restricted under Rule 144 of the Securities Act of 1933.

As of October 25, 2007, there were approximately 84 active holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer.

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

Plan of Operation

We have been developing our market opportunity in the area of diagnosing pre existing pressure ulcers before they break the skin. To substantiate our systems capability, we will be entering into an agreement with Duke Medical Center, specifically with their wound care division. If we are able to substantiate this opportunity, we will have a medically proven system that will be needed in hospitals and nursing homes around the world.

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

In addition to obtaining the exclusive North American, European and Middle East rights to market the FDA approved thermal imaging cameras manufactured by Mikron, the Company also acquired related software from Mikron. The software provides images allowing for fast, accurate interpretation of the data collected by the thermal imaging cameras. By obtaining the rights to market the thermal imaging cameras that have been approved by the FDA and by obtaining software that is acceptable in the marketplace, the Company believes it has saved significant development time and expense, thereby allowing the Company to immediately go to market with FDA approved equipment. This has enabled the Company to have its equipment and software utilized for future research studies at Duke University Medical Center. The Company's current financial projections are based solely upon these contracts. The Company's acquisition of Micro Health Systems did not include the assumption of any existing contracts with prior purchasers of thermal imaging cameras and hence no pre-existing revenue base was acquired from the acquisition of Micro Health Systems.

Research Studies

We currently are discussing with Duke University up to 4 studies. The first study should start within about 30 days with regard to Pressure Ulcers.

a.	Pressure Ulcers

b.	Breast Imaging;

c.	Oestoarthritis;

d.	Sports Medicine.

Results of Operations for the Fiscal Year Ended July 31, 2007 Compared To the Fiscal Year Ended July 31, 2006

Revenues

For the year ended July 31, 2007, we had revenues of $101,500 from our medical imaging business. Revenues in the amount of $100,000 were generated from the Limited Technology License Agreement with MacLath Ltd for the exclusive rights to distribute Trillennium products and systems within a prescribed geographic area and limited to the usage or application I the evaluation of human arthritic conditions. The license is currently in default because the licensee has not made, with the exception of the first payment of $100,000, the required payments under the agreement.  We have accordingly only recognized as revenue the $100,000 payment.

Net Loss

For the year ended July 31, 2007, we incurred a net loss of $3,654,117, or $.04 per share, which was a decrease of $1,126,986 from the net loss of $4,781,103, or $.06 per share for the year ended July 31, 2006. The decrease in net loss is attributable to Derivative Instrument Net Expense which decreased by $1,499,687 from $839,662 for the year ended July 31, 2007 as compared to $2,339,349 for the year ended July 31,2006. This decrease in expense from the derivative instrument is as a result of our stock price being lower at July 31, 2007 compared to January 31, 2006, which results in the decline of our derivative liabilities for the same period one year ago. As a result, we recorded a net decrease in expense related to our derivative liabilities. This decrease in expense may be reversed in the future if the liabilities increase, depending on our stock price.

Operating Expenses

Total operating expenses for the year ended July 31, 2007 increased by $394,180 to $2,433,269 from $2,039,089 for the year ended July 31, 2006. This change is due principally to an increase in expenses for professional fees to $448,182 from $336,070 and in travel expense to $207,438 from $171,996.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses totaled $2,095,515 for the year ended July 31, 2007. This amount included the following: salaries for officers and employees totaling $990,925, business travel totaling $207,438 and professional fees for consultants, attorneys and auditors totaling $448,182.

Depreciation and Amortization

For the year ended July 31, 2007, our deprecation and amortization expense was $337,754. This charge represents a charge to operations for depreciating the imaging equipment and the office equipment and fixtures, which has a cost of $505,761 and $150,354 respectively. The depreciable assets have been assigned a useful life of five years. It also includes a charge for amortizing the covenant not to compete, manufacturing and distribution agreement, loan acquisition costs and software and manuals, which have a cost of $20,000, $ 700,000, $237,525 and $120,000 respectively with a life of 2 to 5.5 years.

Interest Expense

For the year ended July 31, 2007 interest expense was $375,159, which primarily represents interest charges on our debt to AJW Partners, LLC and its related entities.

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

Liquidity and Capital Resources

As of July 31, 2007 we had a working capital deficit of approximately $1,821,690, and cash of approximately $64,791. Through the end of July 2007, we have generated minimal revenues and have incurred operating losses in every quarter. We plan to achieve positive cash flow by obtaining additional financing and by installing thermal imaging equipment units under our Licensing Agreements. We expect significant camera expenditures during the next 12 months, which we will fund out of cash flows, company reserves, or by raising additional funds specifically for the purchase of cameras. By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet our projected cash flow projections. We anticipate that we will be able to satisfy our cash requirements with our currently available resources through the second quarter of our 2008 fiscal year.

The liquidity impact of our outstanding debt is as follows:

Our secured convertible note with Andrew W. Thompson (the "Thompson Note"), in the principal amount of $400,000, matured on April 11, 2006 and remains outstanding. We are in default pursuant to the terms of the Thompson Note, although we have not received a notice of default from Mr. Thompson, nor has Mr. Thompson indicated to the Company that he intends to place the Company in default under the loan agreement. Interest on the Thompson Note is at the rate of 8% plus the prevailing margin rate charged to the lender, which is currently 7.625%. If these rates remain at these levels, the accrued interest at maturity will exceed $108,365. The lender has the option of converting the loan into fully registered common stock at a discount of 40% on the day of conversion, which is the prepayment date or the due date, whichever occurs first. Additionally, the lender also received warrants to purchase 1,000,000 shares of the company's fully registered common stock at an exercise price of $0.50 per share. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive the cash proceeds in the amount of $500,000 if the lender exercises the $0.50 warrants. On November 10, 2006, the Thompson Note was amended to include a provision stipulating that the holder may not convert the secured convertible note if such conversion or exercise would cause him to own more than 9.99% of our outstanding common stock. However, this restriction does not prevent the holder from converting a portion of the note and then converting the rest of the note. In this way, the holder could sell more than this limit while never holding more than this limit.

Our unsecured demand note with Michael Sweeney (the "Sweeney Note"), in the principal amount of $150,000, matured on August 1, 2006 and remains outstanding. In addition to the outstanding principal, we also owe accrued interest in the amount of $18,250. We are in default pursuant to the terms of the Sweeney Note and we have not received a notice of default from Mr. Sweeney, nor has Mr. Sweeney indicated to the Company that he intends to place the Company in default under the note.

Our unsecured demand note with Micro Health Systems (the "MHS Note"), dated December 21, 2005 in the principal amount of $200,000, with interest at 8% per annum, has two maturity dates: at the 180th day and the 365th day following issuance. A payment of $100,000.00 is due at each maturity date. We did not make the first or second payment. There is an acceleration provision in the MHS Note stipulating that the entire $200,000.00 was due upon non-payment of the first $100,000. The interest rate then goes to the highest rate allowed by Florida law. We received a notice of default from MHS on November 28, 2006 but no further action has been taken. The MHS Note is secured by a pledge of 1.5 million shares of the Company's treasury stock.

To obtain funding for our ongoing operations, we entered into several  Securities Purchases Agreement with four accredited investors - AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Partners II, LLC.

 The first debenture was executed on October 31, 2005 for the sale of (i) $3,000,000 in secured convertible notes and (ii) warrants to buy 5,000,000 shares of our common stock. The gross financing proceeds were paid to the Company in three separate tranches of $1,000,000 each. The first tranche of the financing, in the amount of $1,000,000, was received by the Company upon closing. The second tranche was received on January 20, 2006. The third tranche was received as follows:$500,000 in July 2006 and $500,000 in August 2006.

The second debenture was executed on November 30, 2006 for the sale of (i) $400,000 in secured convertible notes and (ii) warrants to buy 4,000,000 shares of our common stock. The gross financing proceeds were paid to the Company upon closing.

The third debenture was executed on March 26, 2007 for the sale of (i) $165,000 in secured convertible notes and (ii) warrants to buy 1,000,000 shares of our common stock. The gross financing proceeds were paid to the Company upon closing.

The fourth debenture was executed on May 30, 2007 for the sale of (i) $435,000 in secured convertible notes and (ii) warrants to buy 10,000,000 shares of our common stock. The gross financing proceeds were paid to the Company upon closing.

The fifth debenture was executed on October 12, 2007 for the sale of (i) $175,000 in secured convertible notes and (ii) warrants to buy 15,000,000 shares of our common stock. The gross financing proceeds were paid to the Company upon closing.

The secured convertible notes issued pursuant to our October 2005 Securities Purchase Agreement bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.12 or (ii) a 40% discount to the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. As of October 25, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.0123 and, therefore, the conversion price for the secured convertible notes was $.00738. Based on this conversion price, the $2,799,380 outstanding principal amount of the secured convertible notes, excluding interest, were convertible into approximately 379,000,000 shares of our common stock. The stock purchase warrants have an exercise price of $0.50 per share. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive cash proceeds in the amount of $2,500,000 if the lender exercises the $0.50 warrants. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use the cash to liquidate the debt.

The secured convertible notes issued pursuant to our November 2006 Securities Purchase Agreement bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.12 or (ii) a 40% discount to the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. As of October 25, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.0123 and, therefore, the conversion price for the secured convertible notes was $.00738. Based on this conversion price, the $400,000 outstanding principal amount of the secured convertible notes, excluding interest, were convertible into approximately 54,000,000 shares of our common stock. The stock purchase warrants have an exercise price of $0.08 per share. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive cash proceeds in the amount of $320,000 if the lender exercises the $0.08 warrants. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use the cash to liquidate the debt.

The secured convertible notes issued pursuant to our March 2007 Securities Purchase Agreement bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.12 or (ii) a 40% discount to the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. As of October 25, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.0123 and, therefore, the conversion price for the secured convertible notes was $.00738. Based on this conversion price, the $165,000 outstanding principal amount of the secured convertible notes, excluding interest, were convertible into approximately 22,000,000 shares of our common stock. The stock purchase warrants have an exercise price of $0.03 per share. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive cash proceeds in the amount of $30,000 if the lender exercises the $0.03 warrants. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use the cash to liquidate the debt.

The secured convertible notes issued pursuant to our May 2007 Securities Purchase Agreement bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.12 or (ii) a 40% discount to the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. As of October 25, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.0123 and, therefore, the conversion price for the secured convertible notes was$.00738. Based on this conversion price, the $435,000 outstanding principal amount of the secured convertible notes, excluding interest, were convertible into approximately 59,000,000shares of our common stock. The stock purchase warrants have an exercise price of $0.02 per share. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive cash proceeds in the amount of $200,000 if the lender exercises the $0.02 warrants. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use the cash to liquidate the debt.

The secured convertible notes issued pursuant to our October 2007 Securities Purchase Agreement bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.12 or (ii) a 40% discount to the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. As of October 25, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.0123 and, therefore, the conversion price for the secured convertible notes was$.00738.Based on this conversion price, the $175,000 outstanding principal amount of the secured convertible notes, excluding interest, were convertible into approximately 24,000,000shares of our common stock. The stock purchase warrants have an exercise price of $0.0001 per share. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive cash proceeds in the amount of $1,500 if the lender exercises the $0.0001 warrants. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use the cash to liquidate the debt.

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

Risks Relating to Our Business:

We Have a Limited Operating History, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We have no operating history. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. As of July 31, 2007, we had an accumulated deficit of $7,378,654. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our thermal imaging operations. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

21

Risks Relating to Our Current Financing Arrangement:

There Are a Large Number of Shares Underlying Our Secured Convertible Notes and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of October 25, 2007 we had 126,166,117 shares of common stock issued and outstanding, secured convertible notes outstanding that may be converted into an estimated 538,000,000 shares of common stock based on a conversion price of $.00738, and related warrants to purchase 35,000,000 shares of common stock at an exercise price of $0.0001 to $0.50. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares issuable upon conversion of the secured convertible notes issued pursuant to our October 2005 through October 2007 Securities Purchase Agreements and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of the Secured Convertible Notes Issued Pursuant to Our October 31, 2005 through October 2007 Private Placement Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the principal amount of our secured convertible notes, based on market prices 25%, 50% and 75% below the market price as of July 26, 2007of $.015.

% Below	Price Per	With Discount	Number	% of
Market	Share	at 40%	of Shares	Outstanding
25%	$.01125	$.00675	588,797,000	467%
50%	$.0075	$.0045	883,196,000	700%
75%	$.00375	$.00225	1,766,391,000	1,400%

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

22

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-i

CONSOLIDATED BALANCE SHEETS	F-1 - F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS= EQUITY (DEFICIT)	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5, F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-22

To The Board of Directors
Wellstar International, Inc.
Holland, Ohio 43528

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Wellstar International, Inc. and Subsidiary as of July 31, 2007 and 2006  and the related consolidated statements of operations, changes in stockholders equity (deficit) and cash flows for the years ended July 31, 2007 and 2006.  The financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversite Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements is free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Wellstar International, Inc. and Subsidiary as of July 31, 2007and 2006, and the results of their operations and their cash flows for the years ended July 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the consolidated financial statements, the Company had a net loss of $3,654,117, negative cash flow from operations of $1,545,660, negative working capital of $1,821,690, and a stockholder's deficiency of $7,378,654 at July 31, 2007.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan in regards to these matters is also described in Note 7.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Simontacchi & Company, LLP
Rockaway, New Jersey
November 8, 2007

F-i

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JULY 31, 2007 AND 2006

ASSETS

	2007	2006

Current Assets:
Cash	$64,791	$245,268
Accounts Receivable	50,000	6,100
Prepaid Expenses	12,624	12,124
Rent Refund Receivable	1,580	1,174
Total Current Assets	128,995	264,666

Fixed Assets:
Imaging Equipment	505,761	457,977
Office Equipment and Fixtures	150,354	148,166
Subtotal	656,115	606,143

Less: Accumulated Depreciation	197,921	68,525
Net Fixed Assets	458,194	537,618

Intangible Assets:
Covenant Not To Compete	20,000	20,000
Manufacturing and Distribution Agreement	700,000	700,000
Subtotal	720,000	720,000

Less: Accumulated Amortization	221,141	83,868
Net Intangible Assets	498,859	636,132

Other Assets:
Loan Acquisition Cost (net of amortization of $167,663
@ 7/31/07 and $137,565 @ 7/31/06)	69,862	57,460
Software and Manuals (net of amortization of $65,425	54,575	55,562
@ 7/31/07 and $24,438 @ 7/31/06)
Security Deposit	4,425	1,580
Total Other Assets	128,862	114,602

Total Assets	$1,214,910	$1,553,018

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JULY 31, 2007 AND 2006

LIABILITIES LESS SHAREHOLDER'S DEFICIT

	2007	2006

Current Liabilities:
Accounts Payable	$140,380	$35,757
Accrued Expenses	724,294	332,503
Loan Payable - Other	500	-
Notes Payable	750,000	750,000
Derivative Instrument Liability - Loan	335,511	295,861
Total Current Liabilities	1,950,685	1,414,121

Long Term Liabilities:
Convertible Debt	119,486	11,536
Derivative Instrument Liability - Convertible Notes	6,310,525	3,781,773
Derivative Instrument Liability - Warrants	212,868	750,179
Total Long-Term Liabilities	6,642,879	4,543,488

Total Liabilities	8,593,564	5,957,609

Stockholders Deficit:
Common Stock
Authorized 200,000,000 Shares, par value .001 per share
Issued Shares,120,583,975 - Outstanding Shares,
119,083,975 (7/31/07) and 80,100,000 (7/31/06)	119,084	80,100
Paid in Surplus	1,102,545	461,475
Retained Earnings (Deficit)	(8,600,283)	(4,946,166)
Total Shareholders Deficit	(7,378,654)	(4,404,591)

Total Liabilities Less Stockholder's Deficit	$1,214,910	$1,553,018

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

	2007	2006

Income:
Revenue from License Agreement	$100,000	$-
Revenue from Medical Imaging	1,500	21,475
Total Revenue	101,500	21,475

Cost of Sales	100	140,795
Gross Profit (Loss)	101,400	(119,320)

Operating Expenses:
Selling, General and Administrative	2,095,515	1,724,693
Depreciation and Amortization	337,754	314,396
Total Operating Expenses	2,433,269	2,039,089

Loss from Operations	(2,331,869)	(2,158,409)

Other Expense (Income):
Interest Income	(7,947)	(3,279)
Interest Expense	375,159	106,624
Derivative Instrument Expense, Net	839,662	2,339,349
Delinquent Stock Registration
Penalty - Convertible Debentures	115,374	180,000
Total Other Expenses (Income)	1,322,248	2,622,694

Loss before Provision for Taxes	(3,654,117)	(4,781,103)
Provision for Taxes	-	-
Net Loss	$(3,654,117)	$(4,781,103)

Net Loss Per Share, Basic and Diluted	$(.04)	$(.06)

Weighted Average Number of Common Shares
Outstanding, Basic and Diluted	98,852,685	78,143,288

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS EQUITY (DEFICIT)
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, July 31, 2005	75,000,000	$75,000	$90,000	$(165,063)	$(63)

Common Stock - Issued for Services	2,100,000	2,100	54,475		56,575

Common Stock - Issued in Acquisition	2,000,000	2,000	198,000		200,000

Common Stock - Issued as Loan Acquisition Costs	1,000,000	1,000	119,000		120,000

Net Loss for the Period					(4,781,103)
				(4,781,103)
Balance, July 31, 2006	80,100,000	80,100	$461,475		$(4,404,591)
				(4,946,166)
Stock Issued to Consultants for Services	9,609,975	9,610	131,171		140,781

Stock Issued to Employees	4,300,000	4,300	60,200		64,500
				(3,654,117)
Conversion of Debentures	25,074,000	25,074	449,699		474,773
				$(8,600,283)
Net Loss for the Period					(3,654,117)

Balance, July 31, 2007	119,083,975	$119,084	$1,102,545		$(7,378,654)

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

	2007		2006

Cash Flows from Operating Activities:
Net Loss		$(3,654,117)		$(4,781,103)
Adjustments to Reconcile Net Loss to Net Cash used
in Operating Activities:
Depreciation and Amortization		337,754		314,396
Delinquent Registration Penalty Convertible
Debentures		115,374		180,000
Services Paid in Stock		205,281		56,575
Interest Paid in Stock		274,152		-
Derivative Instrument Expense, Net		839,662		2,339,349
Changes in Operating Assets and Liabilities:
Increase (Decrease) In:
Accounts Receivable		(43,900)		(6,100)
Prepaid Expenses		(500)		(12,124)
Rent Refund Receivable		(406)		(1,174)
Accounts Payable		104,623		35,757
Accrued Expenses		276,417		152,503
Net Cash Used in Operating Activities		(1,545,660)		(1,721,921)

Cash Flows from Investing Activities:
Purchase of Equipment		(49,972)		(606,143)
Purchase of Software		(40,000)		-
Security Deposit		(2,845)		(1,580)
Acquisition of Assets		-		(400,000)
Net Cash Used in Investing Activities		(92,817)		(1,007,723)

Cash Flows From Financing Activities:
Payments of Financing Costs		(42,500)		(75,025)
Proceeds from Issuance of Convertible Notes		1,500,000		2,900,000
Other Loan		500		-
Officer=s Loan		-		(50)
Net Cash Provided by Financing Activities		1,458,000		2,824,925

Net (Decrease) Increase in Cash		(180,477)		95,281

Cash at Beginning of Period		245,268		149,987
Cash at End of Period		$64,791		$245,268

Cash Paid for Interest	$	- 0 -	$	- 0 -

Cash Paid for Taxes	$	- 0 -	$	- 0 -

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2007 AND 2006

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

1.
During the year ended July 31, 2007, stock purchase warrants exercisable for 15,833,334 shares of Common Stock were issued in connection with a closing on $1,500,000 of convertible notes had no cash effect.

2.	13,909,975 shares of Common Stock was issued for services rendered. The amount was $205,281.

3.	During the year ended July 31, 2007, convertible debentures and related accrued interest in the amount of $474,773 were converted into25,074,000 shares of Common Stock.

4.	During the year ended July 31, 2007 and 2006, delinquent registration penalties of $115,374 and $180,000, respectively, were recorded, no cash was expended.

5.
During the year ended July 31, 2006, stock purchase warrants exercisable for 4,166,667 shares of Common Stock were issued in connection with a closing on $2,500,000 of convertible notes had no cash effect.

6.	5,100,000 shares of Common Stock was issued July 31, 2006 in the following transactions; an acquisition, for services and for a loan fee. The amount was $376,575.

7.	Note payable of $200,000 in Acquisition of Assets resulted in no cash being expended as of July 31, 2006.

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2006

NOTE 1	Summary of Significant Accounting Policies and Organization

a)	Organization and Recent Company History

Wellstar International, Inc. (the ACompany@) was incorporated December 15, 1997, under the laws of the State of Nevada.  Through its wholly owned subsidiary, Trillennium Medical Imaging, Inc. (ATMI@), is developing and licensing the use of advanced thermal imaging technology.

b)	Principles of Consolidation

The consolidated financial statements include the accounts of Wellstar International, Inc. and its wholly owned subsidiary, Trillennium Medical Imaging, Inc. (collectively, the Company).

c)	Revenue Recognition

The Company recognizes revenues utilizing the accrual method of accounting.  More specifically, the Company enters into licensing agreements for its advanced thermal imaging technology.  Under the licensing agreements, the Company supplies the camera equipment, related software and training for each facility.  Once the facility is operational, the licensing agreement provides for a fixed fee monthly fee for the use of the camera.  Accordingly, the revenue is recognized in the month that the camera is in use at the customer=s facility, which represents the Company=s right to receive the fixed fee.  The Company=s revenue recognition policy is in compliance with the provisions of EITF 00-21.

d)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Although these estimates are based on management=s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

e)	Cash

For the purpose of the Statements of Cash Flows, cash is defined as balances held in corporate checking accounts and money market accounts.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2006

NOTE 1	Summary of Significant Accounting Policies and Organization (cont'd)

f)	Loss Per Share

Basic and diluted net loss per common share for the years ended July 31, 2007 and 2006 are computed based upon the weighted average number of common shares outstanding.  The assumed conversion of Common Stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to the net loss incurred.  Based on the conversion formula in the Agreements (see Note 2 and 3) on the conversion of its convertible notes would have resulted in the issuance of additional common shares in the amount of 611,999,203, on July 31, 2007.

g)	Stock Based Compensation

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

h)	Derivative Instruments

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2006

NOTE 1	Summary of Significant Accounting Policies and Organization (cont'd)

i)	Income Taxes

The Company will provide for income taxes based on the provisions of Financial Accounting Standards Board (AFASB@) Statements of Financial Accounting Standards No. 109 (ASFAS No. 109"), AAccounting for Income Taxes@, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns in different years.  Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

j)	Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consists of a checking account with a financial institution in excess of insured limits.  There was no excess above insured limits at July 31, 2007.  The Company does not anticipate non-performance by the financial institution.

k)	Fair Value of Financial Instruments

Carrying amounts of certain of the Company=s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

l)	Equipment

Imaging and office equipment are recorded at cost and depreciated on the straight line method with an estimated life of five (5) years.  Imaging equipment is at the customers facility where the equipment is used or stored by the Company until placed in use.  The Company retains title to the imaging equipment while it is at the customers location.  Depreciation expense for the years ended July 31, 2007 and 2006 were $129,396 and $68,525, respectively.

m)	Intangible Assets

Loan acquisition costs are stated at cost and relate to the costs of acquiring the convertible notes (see Note 2) and to obtaining the $400,000 Note Payable (see Note 3).  Amortization is provided for under the straight line method over three (3) years, which is the term of the convertible notes and six months for the original term of the Note Payable. Total amortization for the years ended July 31, 2007 and 2006 were $30,098 and $137,565, respectively.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2006

NOTE 1	Summary of Significant Accounting Policies and Organization (cont'd)

m)	Intangible Assets (cont=d)

Software and manuals, Covenant Not To Compete and Manufacturing & Distribution Agreement acquired in the acquisition of Micro Health Systems, Inc. (See Note 3) with cost of $80,000, $20,000 and $700,000 respectively are being amortized over a 24 month period for the software and the Covenant and 5 2 years for the manufacturing and distribution agreement. The total amortization expense for the years ended July 31, 2007 and 2006 were $178,260 and $108,306, respectively.

n)	Derivative Instruments

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

o)	Registration Rights Agreements

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2006

NOTE 2	Convertible Notes

On October 31, 2005, the Company entered into a Securities Purchase Agreement with AJW Partners, LLC and its related entities for the sale of $3,000,000 of 8% secured convertible notes, each advance is evidenced by a note which is due three years from the date of the advance, and for stock purchase warrants exercisable for a total of  5,000,000 shares of Common Stock each issuance of warrants expiring on the fifth anniversary from the date of issue.  The warrants are issued at the time funds are advanced at 1,666,667 per $1 million advanced.  The notes are convertible, at the holder=s option, into shares of Common Stock, in whole or in part, at any time after the original issue date.  No interest shall be due and payable for any month in which the Company=s stock trading price is greater than $0.1125 for each trading day of the month.

The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the notes to be converted, plus related accrued interest, by the conversion price.  The conversion price in effect on any conversion date will be at the selling stockholder=s option, at the lower of(i) $0.12 or (ii) a 40% discount to the average of the three lowest intraday trading prices for the Common Stock on a principal market for the twenty trading days preceding, but not including, the conversion date.  The total shares at July 31, 2007 were 555,514,203.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2006

NOTE 2	Convertible Notes (cont'd)

No interest shall be due on any payable for any month in which the Company=s stock trading price is greater than $.0775 for each trading day of the month.  The notes are secured by all the assets and intellectual property of the Company.

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

The funds were advanced on March 26, 2007, in the amount of $150,000, less a $15,000 charge as a loan acquisition cost, amortized over the loan period of 36 months.  The notes are convertible, at the holders option, into shares of Common Stock, in whole or in part, at any time after the original issue date.   No interest shall be due on any payable for any month in which the Company=s stock trading price is greater than $.0775 for each trading day of the month.  The notes are secured by all the assets and intellectual property of the Company.

On May 30, 2007, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $435,000 of 8% secured convertible notes due May 30, 2010, and for stock purchase warrants of 10,000,000 shares of Common Stock exercisable at anytime at $.02 per share, expiring on the seventh anniversary from the date of issue, May 30, 2014.

The funds were advanced on May 30, 2007, in the amount of $415,000, less a $20,000 charge as a loan acquisition cost, amortized over the loan period of 36 months.  The notes are convertible, at the holders option, into shares of Common Stock, in whole or in part, at any time after the original issue date.   No interest shall be due on any payable for any month in which the Company=s stock trading price is greater than $.0775 for each trading day of the month.  The notes are secured by all the assets and intellectual property of the Company.

See Paragraph 2 of this note related to the terms of conversion.  The total shares at July 31, 2007, included in Paragraph 2 above, includes all additional convertible notes.

All notes include a Registration Rights Agreement.  The Company was required to register additional shares in relation to all the additional agreements listed above, this was not done.  There is a penalty of 2% per month of the note amount, a penalty of $115,374 was accrued through July 31, 2007.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2006

NOTE 2	Convertible Notes (cont'd)

In connection with the aforementioned issuance of the $1,000,000 of convertible notes, on October 31, 2005, the Company granted a first priority security interest in all the assets of the Company.  The issuance of convertible notes resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and SFAS 133 (see Note 4).  The note holder=s have converted notes of $200,621 and accrued interest of $274,152 into 25,074,000 shares of Common Stock as of July 31, 2007.  The balance of the notes are $3,799,379, at July 31, 2007. Interest due of $34,554 is included in Accrued Expenses.

NOTE 3	Notes Payable

a)
The Company has borrowed $150,000 from an unrelated individual.  The Note is dated August 1, 2005.  The outstanding balance of the loan shall bear monetary interest at the fixed rate of six percent (6%) simple, non-compounding interest payable in arrears per annum.

The outstanding balance of principal and interest is due and payable on demand on or after August 1, 2006.  All payments shall apply first to interest accrued and then principal.  The Company may prepay all or part without a pre-payment penalty.  The loan was not paid on August 1, 2006 and was extended under the same terms by mutual agreement.  Interest due of $18,250 is included in Accrued Expenses.

Default shall occur upon (1) failure to make payment on the note or transfer of stock when due, (2) Company institutes bankruptcy or solvency proceedings or make an assignment for the benefit of creditors.

Note Payable - Current	$150,000

b)
The Company has entered into a loan agreement with an unrelated individual.  The note is dated October 11, 2005.  The note provides for a total loan of $400,000, the Company received $190,000 by October 31, 2005.  The balance of $210,000 was subsequently received on November 29, 2005.  The note bears interest at a fixed rate of 8%, plus the prevailing variable margin rate charged to the lender.  As of July 31, 2007, the margin rate was 7.625%.  The lender was paid a loan acquisition cost on December 5, 2005, in Common Stock of 1 million shares.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2006

NOTE 3	Notes Payable (cont=d)

The cost was recorded at market value at the date of the loan which was $ .12 per share, for a total of $120,000.  The outstanding balance of principal and accrued interest was due and payable on April 11, 2006.  The note has been extended to February 28, 2007 by addendum under the current terms and interest is being accrued.  The addendum was signed on November 11, 2006.  In consideration of the waiver and extension, the Company, with the signing, paid the lender $20,000.  The lender was also issued additional warrants to purchase 400,000 shares of common stock, 200,000 at $0.10 per share and 200,000 at $0.20 per share, which expire on February 28, 2008. As of July 31, 2007, the note has not been paid.

At July 31, 2007, $108,365 of interest expense is included in Accrued Expenses.  As security for the loan, the Company has pledged all of its tangible and intangible assets.  Commencing on January 1, 2006, the Company shall establish an escrow account and shall deposit 25% of all proceeds generated by the thermal imaging cameras purchased with $210,000 of proceeds from the loan.  The funds shall remain in escrow for use in paying all sums due to the lender.  To July 31, 2007, no funds have been put into escrow.

In addition, the lender has the option to convert the loan into fully registered, unsecured Common Stock of the Company at a conversion price on the day of conversion, minus 40%.  The total shares at July 31, 2007 were 56,485,000. The lender shall have the right to convert on the prepayment date or the due date, whichever occurs first.  The issuance of the notes and warrants resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and FASB 133 (see Note 4).

Balance due at July 31, 2007 and 2006	$400,000

c)	On December 21, 2005, the Company completed the purchase of certain assets of Micro Health Systems, Inc. (AMHS@) under a definitive agreement.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2006

NOTE 3	Notes Payable (cont'd)

The 2,000,000 shares of Restricted Common Stock were issued on December 21, 2005 and priced at the market price of $ .10 per share for a total value of $200,000.  The cost was allocated as follows:

Mikron Manufacturing Distribution Agreement
Customer List and Intangible Assets	$700,000
Tangible Assets	80,000
Covenant Not-To-Compete	20,000
Total	$800,000

In addition, 1,500,000 shares of Restricted Common Stock are being held in escrow as security for the note payable of $200,000.  These shares have been shown as issued but not outstanding.  The Company is in default on $200,000 of the Note Payable and interest of $4,000 which was due June 19, 2006 on the first $100,000 of notes due.  Due to the default, the interest charged from June 19, 2006 is 18% on the $200,000 Note Payable.  Interest expense of $43,013 is included in Accrued Expenses.

On November 28, 2006, the Company received a letter due to the default, giving it ten (10) days to pay the note and accrued interest or the 1,500,000 shares held in escrow will be issued to the shareholder of Micro Health Systems, Inc.  As of July 31, 2007 and through November 8, 2007,  nothing has transpired.

Balance due at July 31, 2007	$200,000

NOTE 4	Derivative Financial Instrument Liabilities

We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.  See Note 1, related to embedded derivative instruments accounting policy.

In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at July 31, 2007, we used the market price of our Common Stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument.  All options, warrants and conversion options can be exercised by the holder at any time.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2006

NOTE 4	Derivative Financial Instrument Liabilities

Because of the limited historical trading period of our Common Stock, the expected volatility of our Common Stock over the remaining life of the options and warrants has been estimated at 123%, based on a review of the historical volatility and of entities considered by management as comparable.  The risk-free rates of return used ranged from 4.55% to 5.00%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2006

NOTE 4	Derivative Financial Instrument Liabilities (cont'd)

At July 31, 2007, the following derivative liabilities related to Common Stock options and warrants and embedded derivative instruments were outstanding (see Notes 2 and 3):

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price Per Share	Value - Issue Date	Value - July 31, 2007

10/11/05	04/11/06	1,000,000	Thompson	$.50	$41,526	$0

11/19/06	02/18/08	200,000	Thompson	$.10	3,845	56

11/19/06	02/18/08	200,000	Thompson	$.20	2,276	9

10/31/05	10/31/10	1,666,667	AJW Partners	$.50	169,629	5,415

01/20/06	01/20/11	1,666,667	AJW Partners	$.50	81,321	6,147

07/25/06	07/25/11	833,333	AJW Partners	$.50	146,197	3,892

08/04/06	08/04/11	833,333	AJW Partners	$.50	102,816	3,949

11/30/06	11/30/13	4,000,000	AJW Partners	$.08	158,741	46,359

03/26/07	03/26/14	1,000,000	AJW Partners	$.03	25,433	12,967

05/30/07	05/30/14	10,000,000	AJW Partners	$.02	163,409	134,074

Fair value of derivative instrument liabilities for warrants					$895,193	$212,868

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2006

NOTE 4	Derivative Financial Instrument Liabilities (cont'd)

Issue Date	Due Date	Note Amount	Instrument	Exercise Price Per Share	Value - Issue Date	Value - July 31, 2007

10/11/05	04/11/06	$400,000	Loan	Various	$370,189	$335,511

10/31/05	10/31/08	1,000,000	Convertible	Various	2,681,204	1,239,473
			Notes
01/20/06	01/20/09	1,000,000	Convertible	Various	1,363,058	1,598,289
			Notes
07/25/06	07/25/09	500,000	Convertible	Various	791,994	845,296
			Notes
08/04/06	08/04/09	500,000	Convertible	Various	616,127	848,366
			Notes
11/30/06	11/30/09	400,000	Convertible	Various	523,047	697,347
			Notes
03/26/07	03/26/10	165,000	Convertible	Various	274,500	294,848
			Notes
05/30/07	05/30/10	435,000	Convertible	Various	825,801	786,906
			Notes
Fair value of bifurcated embedded derivative instrument liabilities					$7,445,920	$6,646,036

Total derivative financial instruments					$8,341,113	$6,858,904

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2006

NOTE 5	Stockholder's Equity (Deficit)

On August 14, 2006, the Company issued 300,000 shares of Restricted Common Stock to various individuals for marketing services.  The number of shares of stock issued was at 30% of the market value.  The total recorded as Common Stock was $300 and additional paid in capital of $13,200. The amount of $13,500, the charge for the services rendered, is reflected as an expense in the Statements of Operations.

On September 19, 2006, the Company issued 450,000 shares of Restricted Common Stock for medical consulting services.  The number of shares of stock issued was at 30% of the market value for the fair value of the service.  The total recorded as common stock was $450 and additional paid in capital of $9,540. $9,990 is reflected as medical consulting in the Statements  of Operations.

On December 4, 2006, the Company issued 9,853,993 shares of Restricted Common Stock.  The number of shares of stock issued was at 30% of the market value.   4,300,000 shares were issued to employees, 1,353,993 for legal services and 4,200,000 for computer and financial consulting services.  The total recorded as Common Stock was $9,854 and additional paid in capital of $137,965.  A total of $147,819 is reflected as an expense in the Statements of Operations.

During the quarter ended April 30, 2007, the Company issued 2,196,154 shares of Restricted Common Stock as follows, Financial Consulting, 400,000 shares, Medical Consulting, 1,200,000 shares and Legal Services, 596,154 shares.  2,100,000 shares are at 75% of market value and 96,154 shares were at market value.  The total recorded as Common Stock was $2,196 and additional paid in capital of $17,146.  A total of $19,342 is reflected as an expense in the Statements of Operations.

During the quarter ended July 31, 2007, the Company issued 1,109,828 shares of Restricted Common Stock for legal services .  The shares were issued at market value.  The total was recorded as Common Stock was $1,110 and additional paid-in capital of $13,520.  A total of $14,630 is reflected as an expense in the Statements of Operations.

NOTE 6	Derivative Instruments Income, Net

Derivative instruments expense of $ 839,662 represents the net unrealized (non-cash) change during the year ended July 31, 2007, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2006

NOTE 7	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $3,654,117 and a negative cash flow from operations of $1,545,660 for the year ended July 31, 2007, negative working capital of $1,821,690, and a stockholder's deficiency of $7,378,654 at July 31, 2007.

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

NOTE 8	Employee Compensation Plan

In December 2006, the Company filed a Form S-8 to register 5,000,000 shares of common stock with a proposed offering price of $ .075 per share related to the formation of the Wellstar International, Inc. 2006 Employee Compensation Plan.  To date, no shares have been issued under this plan.

NOTE 9	Limited Technology License Agreement

On July 9, 2007, the Company's wholly owned subsidiary, Trillennium Medical Imaging, Inc., entered into a Limited Technology License Agreement with MacLath Ltd, a Costa Rican corporation.  Trillennium appointed MacLath Ltd to be the exclusive licensee of Trillennium to distribute Trillennium products and systems to those persons and entities as outlined in the Agreement for a renewable term of 25 years.

Under the Agreement, Licensee is obligated to pay Trillennium ongoing payments of 7% of gross revenues received by Licensee from any sale, lease or sub-licensing under the Agreement.  Licensee is also obligated to purchase and pay for a minimum of 50 Trillennium Systems, as defined in the Agreement, during the one-year period commencing on the effective date of the Agreement, and each succeeding one-year period throughout the term of the Agreement.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2006

NOTE 9	Limited Technology License Agreement (cont'd)

The prices to be paid by Licensee for Trillennium products will be equal to the list price then published by the Trillennium product manufacturer, minus 7.5%, plus all applicable taxes or fees.

The Licensee is in default as it has not made the required payments due under the Agreement.  The Licensee paid $100,000 which is not returnable, and has been recorded as Revenue in the Statements of Operations.

NOTE 10	Compensated Absences

There has been no liability accrued for compensated absences as in accordance with Company policy, all compensated absences, accrued vacation and sick pay must be used by December 31.  At July 31, 2007, any amount for accrual is not material and has not been computed.

NOTE 11	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, AFair Value Measurements@.  SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance on measuring the fair value of assets and liabilities.  It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on its financial position, results of operations, or cash flows.

EITF Topic D-98, Classification and Measurement of Redeemable Securities, on March 15, 2007, the SEC staff announced its position that requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the stock is: (1) redeemable at a fixed or determinable price and date, (2) at the option of the holder and (3) conditions outside the control of the issuer.  The pronouncement currently has no effect on the Company.

On December 21, 2006, the Financial Accounting Standards Board (FASB) posted FASB Staff Position (FSP) FSPEIFT00-19-2, Accounting for Registration Payment Arrangements.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2006

NOTE 11	Recently Issued Accounting Pronouncements (cont'd)

The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  The guidance in this FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Guarantor=s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements.  This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company has accounted for registration payments as required under its securities purchase agreement and will follow this pronouncement effect from date of issue.

NOTE 12	Lease Agreement

On July 17, 2007, Trillenium Medical Imaging, Inc., a wholly owned subsidiary, entered into a lease agreement with an unrelated party for a facility in New York City.  The lease replaced a prior lease in the same facility.  The lease is for a period of one year with a monthly rent of $4,175.  The lease expires July 16, 2008.  The Company incurred a rent expense of approximately $32,550 and $9,950 for the years ended July 31, 2007 and 2006, respectively.  Future rental payments under the lease for the year ended July 31, 2008 is $50,100.

NOTE 13	Subsequent Events

AJW Partners, LLC and related entities converted a portion of their notes (See Note 2) into 900,000 shares of Common Stock during the period August 1, 2007 through August 6, 2007.

The Company issued to AJW Partners, LLC and related entities, under a securities purchase agreement, dated October 12, 2007, Callable Secured Convertible Notes in the amount of $175,000 with interest at 8% per annum, due 36 months from the date of issue, and 15 million Warrants convertible into shares of Common Stock at $ .0001 per share.  The Warrants are convertible any time after the date of issue.

On August 6, 2007, the Company filed Form S-8 and registered 8,500,000 shares of Common Stock at a proposed maximum offering price of $ .013 per share, issuable pursuant to the Company's 2007 Compensation Plan, dated August 6, 2007.

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

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth current information regarding our executive officers and directors:

Name	Position	Position Held Since
John Antonio	President, Chief Executive Officer, Director	June 2005
Ken McCoppen	Senior Vice President, Director	June 2005
Howard Bielski	Chief Financial Officer	August 2005
Dr. Michael Shen	Director	July 2005
Dr. McKinley Boston	Director	July 2005

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

Item 10. Executive Compensation

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us for our years ended July 31, 2007, 2006 and 2005 to (i) our Chief Executive Officer and (ii) our four most highly compensated officers, other than our Chief Executive Officer, whose total annual salary and bonus exceeded $100,000.

Summary Compensation Table

		Annual Long-term		Compensation	Compensation
				Awards	Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
John Antonio	2007	$240,000	$--	--	--	--
President & CEO	2006	240,000	61,133	--	--	--
	2005	--	--	--	--	--

Ken McCoppen	2007	$240,000	$--	--	--	--
Vice President &Secretary	2006	240,000	74550	--	--	--
	2005	--	--	--	--	--

Options Grants in Last Fiscal Year

None.

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year End Option Values

None.

Employment Agreements

As previously disclosed on, August 5, 2005, we entered into separate employment agreements with John A. Antonio, our President and CEO; and Kenneth B. McCoppen, our Vice President and Corporate Secretary. These agreements provide for base annual salaries of $240,000. Further, each agreement has a base term of five (5) years.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates beneficial ownership of our common stock as of October 25, 2007 by each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock; each of our executive officers and directors; and all of our executive officers and directors as a group.

Name and Address of Beneficial Owner (1)(2)	Common Shares Beneficially Owned (1)	Total	Percent of Class (3)

John A. Antonio (4)	11,700,000	11,700,000	9.3%

Howard Bielski	3,000,000	3,000,000	2.4%

McKinley Boston	500,000	500,000	*

Ken McCoppen	10,605,000	10,605,000	8.4%

Michael Shen	4,000,000	4,000,000	3.2%

Andrew M. Thompson (5)	58,885,000	58,885,000	46.7%

Cede & Co.	45,226,117	45,226,117	35.8%

All directors and Executive 29,805,000 23.6%

*Less than 1%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 19, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Wellstar International, Inc., 6911 Pilliod Road, Holland, Ohio 43528.

(3)	Based on 126,166,117 shares issued and outstanding as of October 25, 2007.

(4)	Includes (i) 7,700,000 shares of common stock owned by Mr. Antonio and (ii) 4,000,000 shares of common stock held by Mr. Antonio's wife.

(5)	Includes (i) 56,485,000 shares of common stock underlying a $400,000 Secured Convertible Note (ii) 1,000,000 shares of common stock and (iii) 1,400,000 shares of common stock underlying warrants.

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

Item 13. EXHIBITS

(a) Exhibits

Exhibit

3.1	Articles of Incorporation of Wellstar International, Inc. **

3.2	Certificate of Amendment to Articles of Incorporation of Wellstar International, Inc.*****

3.3	Bylaws of Wellstar International, Inc. **

10.1	Securities Purchase Agreement dated October 31, 2005, by and among Wellstar International Inc. and the investors named on the signature pages thereto. ****

10.2	Form of Callable Secured Convertible Note dated October 31, 2005. **

10.3	Form of Stock Purchase Warrant dated October 31, 2005. **

10.4	Registration Rights Agreement dated October 31, 2005, by and among Wellstar International Inc. and the investors named on the signature pages thereto. **

10.5	Security Agreement dated October 31, 2005, by and among Wellstar International Inc. and the investors named on the signature pages thereto. **

10.6	Intellectual Property Security Agreement dated October 31, 2005, by and among Wellstar International Inc. and the investors named on the signature pages thereto. **

10.7	Technical Services Agreement by and between Trillennium Medical Imaging, Inc. and Surgicenters of America, Inc. dated October 4, 2005.**

10.9	Term Loan Agreement dated October 11, 2005. **

10.10	Commercial Cognovit Promissory Note dated October 17, 2005. **

10.11	Commercial Cognovit Promissory Note dated November 28, 2005. **

10.12	Security Agreement dated October 11, 2005. **

10.13	Demand Note dated August 1, 2005. **

10.14	Employment Agreement by and between Wellstar International, Inc. and John A. Antonio * *

10.15	Employment Agreement by and between Wellstar International, Inc. and Ken McCoppen**

10.16	Definitive Agreement dated December 12, 2005, by and among Wellstar International, Inc., Micro Health Systems, Robert Barnes and Terri Cmorey.***

10.17	Marketing Agreement between Trillennium Medical Imaging, Inc., and Allevia Medical.*

10.18	Addendum to Commercial Cognovit Promissory Note between Wellstar International, Inc., Trillennium Medical Imaging, Inc., and Andrew M. Thompson.*

10.19	Second Addendum to Commercial Cognovit Promissory Note between Wellstar International, Inc., Trillennium Medical Imaging, Inc., and Andrew M. Thompson. ******

10.20
Securities  Purchase  Agreement,  dated  November 30, 2006, by and among Wellstar  International,  Inc. and AJW  Offshore,  Ltd.,  AJW  Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC.

10.21	Form of Callable Secured Convertible Note.*******

10.22	Form of Stock Purchase Warrant.*******

10.23	Registration Rights Agreement by and among Wellstar International Inc. and the secured parties signatory thereto.*******

10.24	Security Agreement by and among Wellstar International Inc. and the secured parties signatory thereto. *******

10.25	Intellectual Property Security Agreement by and among Wellstar International Inc. and the secured parties signatory thereto. *******

10.26	Limited Technology License Agreement by and between Trillennium Medical Imaging, Inc. and Maclath Ltda

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

* Filed herewith.

** Incorporated by reference to Form SB-2 filed with the Commission on December 13, 2005.

*** Incorporated by reference to Form SB-2/A filed with the Commission on February 1, 2006.

**** Incorporated by reference to Form SB-2/A filed with the Commission on April 4, 2006.

***** Incorporated by reference to Form SB-2/A filed with the Commission on June 20, 2006.

****** Incorporated by reference to Form 8-K filed with the Commission on November 24, 2006

******* Incorporated by reference to Form 8-K filed with the Commission on December 6, 2006

******* Incorporated by reference to Form 8-K filed with the Commission on July 12, 2007

Item 14. Principal Accounting Fees and Services

Audit fees

The aggregate fees billed for professional services rendered by our independent auditors for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10KSB, and for other services normally provided in connection with statutory filings were $40,542 and $22,849 for the years ended July 31, 2007 and July 31, 2006, respectively.

Audit-Related Fees

No audit-related fees were incurred for the years ended July 31, 2007 and July 31, 2006.

Tax Fees

No tax fees were incurred for the years ended July 31, 2007 and July 31, 2006.

All Other Fees

We did not incur any fees for other professional services rendered by our independent auditors during the years ended July 31, 2007 and July 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLSTAR INTERNATIONAL, INC.

Dated: November 13, 2007	By:	/s/ John Antonio
John Antonio
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2007	By:	/s/ Howard Bielski
Howard Bielski
Chief Financial Officer
(Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ John Antonio	President and Chief Executive Officer, Director	November 13, 2007
John Antonio	(Principal Executive Officer)

/s/ Ken McCoppen	Senior Vice President, Director	November 13, 2007
Ken McCoppen

/s/	Director
Michael Shen

/s/ McKinley Boston	Director	November 13, 2007
McKinley Boston