Form 10QSB
period 2007-10-31
Wellstar International, Inc.
filed 2007-12-18
CIK 1346248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 For the quarterly period ended October 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 12, 2007, the registrant had 181,606,617 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEETS	F-1 - F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5 - F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-21

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
ASSETS

Current Assets:	October 31 2007 (Audited)	July 31 2007 (Unaudited)

Cash	$15,314	$64,791
Accounts Receivable	-	50,000
Prepaid Expenses	580	12,624
Rent Refund Receivable	1,580	1,580
Total Current Assets	17,474	128,995
Fixed Assets:
Imaging Equipment	509,828	505,761
Office Equipment and Fixtures	150,912	150,354
Subtotal	660,740	656,115
Less: Accumulated Depreciation	231,179	197,921
Net Fixed Assets	429,561	458,194
Intangible Assets:
Covenant Not To Compete	20,000	20,000
Manufacturing and Distribution Agreement	700,000	700,000
Subtotal	720,000	720,000
Less: Accumulated Amortization	255,636	221,141
Net Intangible Assets	464,364	498,859
Other Assets:
Loan Acquisition Cost (net of amortization of $177,791 @ 10/31/07 and $167,663 @ 7/31/07)	64,734	69,862
Software and Manuals (net of amortization of $80,050	55,350	54,575
@ 10/31/07 and $65,425 @ 7/31/07)
Security Deposit	4,425	4,425
Total Other Assets	124,509	128,862
Total Assets	$1,035,908	$1,214,910

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2007 AND 2006

LIABILITIES LESS SHAREHOLDERS’ DEFICIT

Current Liabilities:	October 31 2007 (Audited)	July 31 2007 (Unaudited)

Accounts Payable	$170,345	$140,380
Accrued Expenses	945,346	724,294
Loan Payable - Other	500	500
Notes Payable	750,000	750,000
Derivative Instrument Liability - Loan	345,426	335,511
Total Current Liabilities	2,211,617	1,950,685
Long Term Liabilities:
Convertible Debt	169,374	119,486
Derivative Instrument Liability - Convertible Notes	7,687,092	6,310,525
Derivative Instrument Liability - Warrants	401,088	212,868
Total Long-Term Liabilities	8,257,554	6,642,879

Total Liabilities	10,469,171	8,593,564
Stockholders’ Deficit:
Common Stock
Authorized 200,000,000 Shares, par value .001 per share	125,667	119,084
Issued Shares,120,583,975 - Outstanding Shares, (10/31/07) and 119,083,975 (7/31/07)	1,147,017	1,102,545
Paid in Surplus	(10,705,947)	(8,600,283)
Retained Earnings (Deficit)	(9,433,263)	(7,378,654)
Total Shareholders’ Deficit

Total Liabilities Less Stockholder’s Deficit	$1,035,908	$1,214,910

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months October 31,
Income:	2007	2006
Revenue from Medical Imaging	$-	$1,500
Cost of Sales	-	100
Gross Profit	-	1,400

Operating Expenses:
Selling, General and Administrative	396,439	529,977
Depreciation and Amortization	92,506	82,690
Total Operating Expenses	488,945	612,667

Loss from Operations	(488,945)	(611,267)

Other Expense (Income):
Interest Income	(436)	(3,780)
Interest Expense	107,561	87,309
Derivative Instrument Expense, Net	1,449,594	1,698,395
Non-Registration Penalties	60,000	-
Total Other Expenses (Income)	1,616,719	1,781,924

Loss before Provision for Taxes
Provision for Taxes	-	-
Net Loss	$(2,105,664)	$(2,393,191)

Net Loss Per Share, Basic and Diluted	$(0.02)	$(0.03)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	124,234,564	81,932,065

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2007

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, August 1, 2007	119,083,975	$119,084	$1,102,545	$(8,600,283)	$(7,378,654)

Stock Issued to Consultants for Services	5,682,142	5,683	39,702		45,385

Conversion of Debentures	900,000	900	4,770		5,670

Net Loss for the Period				(2,105,664)	(2,105,664)

Balance, October 31, 2007	125,666,117	$125,667	$1,147,017	$(10,705,947)	$(9,433,263)

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Month Ended October 31,
	2007		2006
Cash Flows from Operating Activities:
Net Loss		$(2,105,664)		$(2,393,191)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and Amortization		92,506		82,690
Services Paid in Stock		45,385		23,490
Interest Paid in Stock		5,670		-
Derivative Instrument Expense, Net		1,449,594		1,698,395
Delinquent Registration Penalty		60,000		-
Changes in Operating Assets and Liabilities:
Increase (Decrease) In:
Accounts Receivable		50,000		(1,500)
Prepaid Expenses		12,040		5,996
Rent Refund Receivable		-		1,174
Accounts Payable		29,965		(23,137)
Accrued Expenses		161,052		101,235
Net Cash Used in Operating Activities		(199,452)		(504,848)

Cash Flows from Investing Activities:
Purchase of Equipment and Software		(20,025)		(47,580)
Security Deposit		-		(270)
Net Cash Used in Investing Activities		(20,025)		(47,850)

Cash Flows From Financing Activities:
Payments of Financing Costs		(5,000)		-
Proceeds from Issuance of Convertible Notes		175,000		500,000
Net Cash Provided by Financing Activities		170,000		500,000

Net Increase in Cash		(49,477)		(52,698)

Cash at Beginning of Period		64,791		245,268
Cash at End of Period		$15,314		$192,570

Cash Paid for Interest	$	- 0 -	$	- 0 -

Cash Paid for Taxes	$	- 0 -	$	- 0 -

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

1.
During the three months ended October 31, 2007, stock purchase warrants exercisable for 15,000,000 shares of Common Stock were issued in connection with a closing on $175,000 of convertible notes had no cash effect.

2.	5,682,142 shares of Common Stock was issued for services rendered. The amount was $45,385.

3.	During the three months ended October 31, 2007, convertible debentures and related accrued interest in the amount of $5,670 were converted into 900,000 shares of Common Stock.

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

4.
During the three months ended October 31, 2006, stock purchase warrants exercisable for 833,334 shares of Common Stock were issued in connection with a closing on $500,000 of convertible notes had no cash effect.

5.	750,000 shares of Common Stock was issued for services rendered. The amount was $23,490.

6.	During the three months ended October 31, 2006, convertible debentures and related accrued interest in the amount of $151,600 were converted into 3,000,000 shares of Common Stock.

7.
During the three months ended October 31, 2005, stock purchase warrants exercisable for 1,666,667 shares of common stock were issued in connection with a closing on $1 million of convertible notes which had no cash effect.

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF OCTOBER 31, 2007

(UNAUDITED)

NOTE 1          Summary of Significant Accounting Policies and Organization

a)	Organization and Recent Company History

Wellstar International, Inc. (the “Company”) was incorporated December 15, 1997, under the laws of the State of Nevada.  Through its wholly owned subsidiary, Trillennium Medical Imaging, Inc. (“TMI”), it is developing and licensing the use of advanced thermal imaging technology.

b)	Principles of Consolidation

The consolidated financial statements include the accounts of Wellstar International, Inc. and its wholly owned subsidiary, Trillennium Medical Imaging, Inc. (collectively, the “Company”).

c)	Interim Condensed Consolidated Financial Statements

The consolidated financial statements as of and for the three months ended October 31, 2007 and 2006 are unaudited.  In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  The consolidated results of operations for the three months ended October 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.  The consolidated balance sheet information as of July 31, 2007 was derived from the audited consolidated financial statements included in the Company’s annual report Form 10-KSB for the year ended July 31, 2007.  The interim consolidated financial statements should be read in conjunction with that report.

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
AS OF OCTOBER 31, 2007

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

Basic and diluted net loss per common share for the three months ended October 31, 2007 and 2006 are computed based upon the weighted average number of common shares outstanding.  The assumed conversion of Common Stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to the net loss incurred.  Based on the conversion formula in the Agreements (see Note 2 and 3) on the conversion of its convertible notes would have resulted in the issuance of additional common shares in the amount of 835,714,225, on October 31, 2007.

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
AS OF OCTOBER 31, 2007

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

Financial instruments which potentially subject the Company to concentrations of credit risk consists of a checking account with a financial institution in excess of insured limits.  There was no excess above insured limits at October 31, 2007.  The Company does not anticipate non-performance by the financial institution.

l)	Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF OCTOBER 31, 2007

(UNAUDITED)

NOTE 1          Summary of Significant Accounting Policies and Organization (cont’d)

m)	Equipment

Imaging and office equipment are recorded at cost and depreciated on the straight line method with an estimated life of five (5) years.  Imaging equipment is at the customers facility where the equipment is used or stored by the Company until placed in use.  The Company retains title to the imaging equipment while it is at the customers location.  Depreciation expense for the three months ended October 31, 2007 and 2006 were $33,257 and $31, 364, respectfully.

n)	Intangible Assets

Loan acquisition costs are stated at cost and relate to the costs of acquiring the convertible notes (see Note 2) and to obtaining the $400,000 Note Payable (see Note 3).  Amortization is provided for under the straight line method over three (3) years, which is the term of the convertible notes and six months for the original term of the Note Payable. Total amortization for the three months ended October 31, 2007 and 2006 were $10,128 and $6,443, respectfully.

Software and manuals, Covenant Not To Compete and Manufacturing & Distribution Agreement acquired in the acquisition of Micro Health Systems, Inc. (See Note 3) with cost of $80,000, $20,000 and $700,000 respectively are being amortized over a 24 month period for the software and the Covenant and 5 ½ years for the manufacturing and distribution agreement. The total amortization expense for the three months ended October 31, 2007 and 2006 were $49,120 and $44,683, respectfully.

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
AS OF OCTOBER 31, 2007

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

The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the notes to be converted, plus related accrued interest, by the conversion price.  The conversion price in effect on any conversion date will be at the selling stockholder’s option, at the lower of(i) $0.12 or (ii) a 40% discount to the average of the three lowest intraday trading prices for the Common Stock on a principal market for the twenty trading days preceding, but not including, the conversion date.  The total shares at October 31, 2007 were 756,302,407.

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
AS OF OCTOBER 31, 2007

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

The funds were advanced on March 26, 2007, in the amount of $150,000, less a $15,000 charge as a loan acquisition cost, amortized over the loan period of 36 months.  The notes are convertible, at the holders option, into shares of Common Stock, in whole or in part, at any time after the original issue date.   No interest shall be due or any payable for any month in which the Company’s stock trading price is greater than $.0775 for each trading day of the month.  The notes are secured by all the assets and intellectual property of the Company.

On May 30, 2007, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $435,000 of 8% secured convertible notes due May 30, 2010, and for stock purchase warrants of 10,000,000 shares of Common Stock exercisable at anytime at $.02 per share, expiring on the seventh anniversary from the date of issue, May 30, 2014.

The funds were advanced on May 30, 2007, in the amount of $415,000, less a $20,000 charge as a loan acquisition cost, amortized over the loan period of 36 months.  The notes are convertible, at the holders option, into shares of Common Stock, in whole or in part, at any time after the original issue date.   No interest shall be due or any payable for any month in which the Company’s stock trading price is greater than $.0775 for each trading day of the month.  The notes are secured by all the assets and intellectual property of the Company.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2007

NOTE 2          Convertible Notes (cont’d)

On October 12, 2007, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $175,000 of 8% secured convertible notes due October 12, 2010, and for stock purchase warrants of 15,000,000 shares of common stock exercisable at anytime at $ .0001 per share expiring on the seventh anniversary from the date of issue October 12, 2014.

The funds were advanced on October 12, 2007 in the amount of $170,000, less a $5,000 charge as loan acquisition cost, amortized over the loan period of 36 months.  The notes are convertible, at the holders option, into shares of common stock, in whole or in part, at any time after the original issue date.  No interest shall be due or payable for any month in which the Company’s stock trading price is greater than $ .0775 for each trading day of the month.  The notes are secured by all the assets and intellectual property of the Company.

See Paragraph 2 of this note related to the terms of conversion.  The total shares at October 31, 2007, included in Paragraph 2 above, includes all additional convertible notes.

All notes include a Registration Rights Agreement.  The Company was required to register additional shares in relation to all the additional agreements listed above, this was not done.  There is a penalty of 2% per month of the note amount, a penalty of $355,374 was accrued through October 31, 2007.

In connection with the aforementioned issuance of the $1,000,000 of convertible notes, on October 31, 2005, the Company granted a first priority security interest in all the assets of the Company.  The issuance of convertible notes resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and SFAS 133 (see Note 4).  The note holder’s have converted notes of $200,621 and accrued interest of $279,822 into 25,974,000 shares of Common Stock as of October 31, 2007.  The balance of the notes are $3,974,379, at October 31, 2007. Interest due of $109,654 is included in Accrued Expenses.

NOTE 3          Notes Payable

a)
The Company has borrowed $150,000 from an unrelated individual.  The Note is dated August 1, 2005.  The outstanding balance of the loan shall bear monetary interest at the fixed   rate of six percent (6%) simple, non-compounding interest payable in arrears per annum.

The outstanding balance of principal and interest is due and payable on demand on or after August 1, 2006.  All payments shall apply first to interest accrued and then principal.  The Company may prepay all or part without a pre-payment penalty.  The loan was not paid on August 1, 2006 and was extended under the same terms by mutual agreement.  Interest due of $20,550 is included in Accrued Expenses.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2007

NOTE 3          Notes Payable (cont’d)

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

The cost was recorded at market value at the date of the loan which was $ .12 per share, for a total of $120,000.  The outstanding balance of principal and accrued interest was due and payable on April 11, 2006.  The note has been extended to February 28, 2007 by addendum under the current terms and interest is being accrued.  The addendum was signed on November 11, 2006.  In consideration of the waiver and extension, the Company, with the signing, paid the lender $20,000.  The lender was also issued additional warrants to purchase 400,000 shares of common stock, 200,000 at $0.10 per share and 200,000 at $0.20 per share, which expire on February 28, 2008. As of October 31, 2007, the note has not been paid.

At October 31, 2007, $124,118 of interest expense is included in Accrued Expenses.  As security for the loan, the Company has pledged all of its tangible and intangible assets.  Commencing on January 1, 2006, the Company shall establish an escrow account and shall deposit 25% of all proceeds generated by the thermal imaging cameras purchased with $210,000 of proceeds from the loan.  The funds shall remain in escrow for use in paying all sums due to the lender.  To October 31, 2007, no funds have been put into escrow.

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

Balance due at October 31, 2007	$400,000

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2007

NOTE 3          Notes Payable (cont’d)

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

In addition, 1,500,000 shares of Restricted Common Stock are being held in escrow as security for the note payable of $200,000.  These shares have been shown as issued but not outstanding.  The Company is in default on $200,000 of the Note Payable and interest of $4,000 which was due June 19, 2006 on the first $100,000 of notes due.  Due to the default, the interest charged from June 19, 2006 is 18% on the $200,000 Note Payable.  Interest expense of $51,408 is included in Accrued Expenses.

On November 28, 2006, the Company received a letter due to the default, giving it ten (10) days to pay the note and accrued interest or the 1,500,000 shares held in escrow will be issued to the shareholder of Micro Health Systems, Inc.  As of October 31, 2007 and through November 8, 2007,  nothing has transpired.

Balance due at October 31, 2007	$200,000

NOTE 4          Derivative Financial Instrument Liabilities

We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.  See Note 1, related to embedded derivative instruments accounting policy.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2007

NOTE 4          Derivative Financial Instrument Liabilities (cont’d)

In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at October 31, 2007, we used the market price of our Common Stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument.  All options, warrants and conversion options can be exercised by the holder at any time.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2007

NOTE 4          Derivative Financial Instrument Liabilities (cont’d)

At October 31, 2007, the following derivative liabilities related to Common Stock options and warrants and embedded derivative instruments were outstanding (see Notes 2 and 3):

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price Per Share	Value - Issue Date	Value - Oct. 31, 2007
10/11/1905	4/11/1906	1,000,000	Thompson	$.50	$41,526	$0
11/19/1906	2/18/1908	200,000	Thompson	$.10	3,845	3
11/19/1906	2/18/1908	200,000	Thompson	$.20	2,276	0
10/31/1905	10/31/1910	1,666,667	AJW Partners	$.50	169,629	3,575
1/20/1906	1/20/1911	1,666,667	AJW Partners	$.50	81,321	4,195
7/25/1906	7/25/1911	833,333	AJW Partners	$.50	146,197	2,788
8/4/1906	8/4/1911	833,333	AJW Partners	$.50	102,816	2,850
11/30/1906	11/30/1913	4,000,000	AJW Partners	$0.08	158,741	38,547
3/26/1907	3/26/1914	1,000,000	AJW Partners	$0.03	25,433	10,951
5/30/1907	5/30/1914	10,000,000	AJW Partners	$0.02	163,409	113,872
10/12/1907	10/12/1914	15,000,000	AJW Partners	$.00010	179,353	224,307

Fair value of derivative instrument liabilities for warrants					$1,074,546	$401,088

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2007

NOTE 4          Derivative Financial Instrument Liabilities (cont’d)

Issue Date	Due Date	Note Amount	Instrument	Exercise Price Per Share	Value - Issue Date	Value - July 31, 2007
10/11/1905	4/11/1906	$400,000	Loan	Various	$370,189	$345,426
10/31/1905	10/31/1908	1,000,000	Convertible
			Notes	Various	2,681,204	1,333,712
1/20/1906	1/20/1909	1,000,000	Convertible
			Notes	Various	1,363,058	1,722,908
7/25/1906	7/25/1909	500,000	Convertible
			Notes	Various	791,994	913,566
8/4/1906	8/4/1909	500,000	Convertible
			Notes	Various	616,127	917,158
11/30/1906	11/30/1909	400,000	Convertible
			Notes	Various	523,047	755,278
3/26/1907	3/26/1910	165,000	Convertible
			Notes	Various	274,500	319,416
5/30/1907	5/30/1910	435,000	Convertible
			Notes	Various	825,801	852,576
10/12/1907	10/12/1910	175,000	Convertible
			Notes	Various	711,289	872,478

Fair value of bifurcated embedded derivative instrument liabilities					$8,157,209	$8,032,518

Total derivative financial instruments					$9,231,755	$8,433,606

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2007

NOTE 5         Stockholders’ Equity (Deficit)

During the three months ended October 31, 2007, the Company issued the following shares of restricted common stock for services rendered; for legal services 3,232,142 shares, at market value, for computer software 2,200,000 shares at 60% of market value and for medical consulting 250,000 shares at 50% of market value.  The total was recorded as common stock $5,683 and additional paid-in capital of $39,702.  The total of $45,385 is reflected as an expense in the Statement of Operations.

NOTE 6          Derivative Instruments Income, Net

Derivative instruments expense of $1,449,594 represents the net unrealized (non-cash) change during the three months ended October 31, 2007, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

NOTE 7         Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,105,664 and a negative cash flow from operations of $199,452 for the three months ended October 31, 2007, negative working capital of $2,194,143 and a stockholders’ deficiency of $9,433,263 at October 31, 2007.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2007

NOTE 8         Lease Agreement

On July 17, 2007, Trillenium Medical Imaging, Inc., a wholly owned subsidiary, entered into a lease agreement with an unrelated party for a facility in New York City.  The lease replaced a prior lease in the same facility.  The lease is for a period of one year with a monthly rent of $4,175.  The lease expires July 16, 2008.  The Company incurred a rent expense of approximately $12,475 for the three months ended October 31, 2007.  Future rental payments under the lease for the year ended July 31, 2008 is $37,575.

NOTE 9        Subsequent Events

AJW Partners, LLC and related entities converted a portion of their notes (See Note 2) into 31,727,500 shares of Common Stock during the period November 1, 2007 through December 3, 2007.

The Company issued to AJW Partners, LLC and related entities, under a securities purchase agreement, dated November 15, 2007, Callable Secured Convertible Notes in the amount of $325,000 with interest at 8% per annum, due 36 months from the date of issue, and 10 million Warrants convertible into shares of Common Stock at $ .001 per share.  The Warrants are convertible any time after the date of issue.

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

We have been developing our market opportunity since the inception of Trillennium Medical Imaging, Inc. and initially positioned our equipment in pain clinics and acute care facilities. However we have refocused our direction exclusively to the Pressure Ulcer market.  The management decision to dedicate the resources of TMI to the Pressure Ulcer market is based on the capability of our system to detect patterns of tissue injury and continue to monitor said injury. In addition, the financial benefit to TMI will be recognized once hospitals will be denied reimbursement for hospital acquired pressure ulcers under the Medicare Hospital Patient Safety Initiative.  TMI’s system will allow hospitals to more accurately recognize patterns of injury upon POA to the hospital.

In furtherance of our refocused business strategy, we have entered into an agreement with Duke Medical Center pursuant to which Duke Medical Center has agreed to use our TMI Thermal Imaging System imaging systems in research studies conducted at Duke Medical Center's facilities.

TMI and the DUMC Wound Management Institute are in the final stages of approval for a study using TMI Thermal Imaging Systems to document patterns of injury consistent with pressure ulcer development.  The Departmental IRB has reviewed and approved the protocol, and the DUMC main IRB will be reviewing in the near future.  The 100 patient study is slated to commence in the 1st quarter of 2008.  The study should be completed within a 3 month time period.

The Department of Rheumatology utilized the TMI system in an study that was completed this fall.    An additional study is being contemplated in the area of Radiation Oncology to monitor the dosage of radiation for breast cancer patients.

While we continue to develop our plan to penetrate the equine market, we have not yet entered into any license agreements in this industry. In addition, we are continuing to seek qualified directors, employees and consultants, and to pursue agreements with pain clinic owners and operators.

Results of Operations

Three Months Ended October 31, 2007 compared to Three Months Ended October 31, 2006

Revenue and Gross Profit

Our revenue and gross profit for the three months ended October 31, 2007 was zero and for October 31, 2006 the revenue was $1,500 and the gross profit was $1,400. We have refocused our business strategy towards research and development of our thermal imaging technology. Accordingly, we have not yet installed our thermal imaging systems at revenue generating customer locations in the last four operating quarters.

Net Loss

For the three months ended October 31, 2007, we incurred a net loss of $2,105,664, or $.02 per share, which was an decrease of $287,527 from the net loss of $2,393,191, or $.03 per share for the three months ended October 31, 2006. The decrease in net loss is primarily attributable to Selling, General and Administrative Expenses, which decreased by $133,538 from an expense of $529,977 for the quarter ended October 31, 2006 as compared to an expense of $396,439 for the quarter ended October 31, 2007.

Operating Expenses

Total operating expenses for the three months ended October 31, 2007 decreased by $123,722 to $488,945 from $612,667 for the three months ended October 31, 2006. This change is due principally to a decrease in expense for professional and consulting fees to $77,453 from $158,119.

Liquidity and Capital Resources

As of October 31, 2007, we had a working capital deficit of approximately $2,194,143, and cash of $15,314. We have acquired additional financing in the amount of $175,000 pursuant to a Securities Purchase Agreement with AJW Partners, LLC and affiliates entered into in October, 2007. However, we do not have the funds necessary to maintain our operations for the remainder of our fiscal year, and will need to raise additional funding.

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

Recent Financings

In October, 2007, Wellstar International, Inc. ("Wellstar" or the "Company") entered into a Securities Purchase Agreement with AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified") and New Millennium Capital Partners, II, LLC ("Millennium") for the sale of (i) 8% secured convertible notes in an aggregate principal amount of $175,000 (the "Notes"); and (ii) warrants to purchase 15,000,000 shares of the Company's common stock (the "Warrants")(Partners, Offshore, Qualified and Millennium are collectively referred to as the "Purchasers"). Net proceeds of $170,000 were disbursed to the Company upon closing.

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

The Warrants are exercisable until seven years from the date of issuance at a purchase price of $0.0001 per share. The Purchasers may exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event the Purchasers exercise the Warrants on a cashless basis, then the Company will not receive any proceeds. Upon an issuance of shares of common stock below the market price, the exercise price of the Warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for the Company's shares of common stock for the five trading days immediately preceding such issuance as set forth on the Company's principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 3, 2007, 2,200,000 shares were issued to Binary Tel for computer software serviced in connection with updating our imaging equipment software.

On August 7, 2007, 2,232,142 shares were issued to Darrin Ocasio for legal services in connection with SEC filings in June of 2007.

On October 23, 2007, 250,000 shares were issued to Bonnie Griffs for medical consulting services.

On October 31, 2007, 1,000,000 shares were issued to Darrin Ocasio for legal services in connection with SEC filings in August of 2007.

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
WELLSTAR INTERNATIONAL, INC.

/s/John Antonio	/s/ Howard Bielski
John Antonio	Howard Bielski
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial and Accounting Officer)
December 18, 2007