Form 10QSB
period 2008-01-31
Wellstar International, Inc.
filed 2008-03-24
CIK 1346248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 For the quarterly period ended January 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 12, 2008, the registrant had 273,040,617 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

WELLSTAR INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2008 AND 2007

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEET	F-1, F-2

CONSOLIDATED STATEMENT OF OPERATIONS	F-3

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)	F-4

CONSOLIDATED STATEMENT OF CASH FLOWS	F-5, F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENT	F-7 to F-20

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31 2008 (Unaudited)	July 31 2007 (Audited)
Current Assets:
Cash	$4,548	$64,791
Accounts Receivable	-	50,000
Prepaid Expenses	380	12,624
Rent Refund Receivable	1,580	1,580
Total Current Assets	6,508	128,995
Fixed Assets:
Imaging Equipment	835,328	505,761
Office Equipment and Fixtures	150,912	150,354
Subtotal	986,240	656,115
Less: Accumulated Depreciation	285,837	197,921
Net Fixed Assets	700,403	458,194
Intangible Assets:
Covenant Not To Compete	20,000	20,000
Manufacturing and Distribution Agreement	700,000	700,000
Subtotal	720,000	720,000

Less: Accumulated Amortization	289,015	221,141
Net Intangible Assets	430,985	498,859
Other Assets:
Loan Acquisition Cost (net of amortization of $189,932 @ 1/31/08 and $167,663 @ 7/31/07)	82,593	69,862
Software and Manuals (net of amortization of $90,242	45,158	54,575
@ 1/31/08 and $65,425 @ 7/31/07)
Security Deposit	4,425	4,425
Total Other Assets	132,176	128,862
Total Assets	$1,270,072	$1,214,910

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES LESS SHAREHOLDERS’ DEFICIT

	January 31 2008 (Unaudited)	July 31 2007 (Audited)
Current Liabilities:
Accounts Payable	$493,093	$140,380
Accrued Expenses	1,079,346	724,294
Loan Payable - Other	500	500
Notes Payable	750,000	750,000
Derivative Instrument Liability - Loan	355,340	335,511
Total Current Liabilities	2,678,279	1,950,685
Long Term Liabilities:
Convertible Debt	211,043	119,486
Derivative Instrument Liability - Convertible Notes	4,853,223	6,310,525
Derivative Instrument Liability - Warrants	41,901	212,868
Total Long-Term Liabilities	5,106,167	6,642,879
Total Liabilities	7,784,446	8,593,564
Stockholders’ Deficit:
Common Stock
Authorized 500,000,000 Shares, par value .001 per share
Issued Shares,229,540,617 - Outstanding Shares,
228,040,617 (1/31/08) and 119,083,975 (7/31/07)	228,041	119,084
Paid in Surplus	1,220,088	1,102,545
Retained Earnings (Deficit)	(7,962,503)	(8,600,283)
Total Shareholders’ Deficit	(6,514,374)	(7,378,654)
Total Liabilities Less Stockholder’s Deficit	$1,270,072	$1,214,910

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months January 31,				Six Months January 31,
	2008		2007		2008		2007

Income:
Revenue from Medical Imaging	$	- 0 -	$	- 0 -	$	- 0 -		$1,500
Cost of Sales		- 0 -		- 0 -		-		100
Gross Profit		- 0 -		- 0 -		- 0 -		1,400
Operating Expenses:
Selling, General and Administrative		689,042		679,805		1,085,481		1,215,371
Depreciation and Amortization		110,370		90,042		202,876		167,143
Total Operating Expenses		799,412		769,847		1,288,357		1,382,514
Loss from Operations		(799,412)		(769,847)		(1,288,357)		(1,381,114)
Other Expense (Income):
Interest Income		(1,415)		(2,782)		(1,851)		(6,562)
Interest Expense		119,514		89,448		227,075		176,757
Non-Registration Penalties		122,400		-		182,400		-
Derivative Instrument, Net		(3,783,355)		(3,184,272)		(2,333,761)		(1,485,877)
Total Other Expenses (Income)		(3,542,856)		(3,097,606)		(1,926,137)		(1,315,682)
Income (Loss) before Provision for Taxes		2,743,444		2,327,759		637,780		(65,432)
Provision for Taxes		-		-		-		-
Net Income (Loss)		$2,743,444		$2,327,759		$637,780		$(65,432)
Net Income (Loss) Per Share, Basic and Diluted		$.02		$.02	$	( -)	$	( -)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted		175,496,901		94,486,886		149,868,232		88,209,476

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JANUARY 31, 2008

(UNAUDITED)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, August 1, 2007	119,083,975	$119,084	$1,102,545	$(8,600,283)	$(7,378,654)

Stock Issued to
Consultants for Services	7,682,142	7,682	57,700		65,382

Conversion of Debentures	101,274,500	101,274	59,843		161,117

Net Income for the Period				637,780	637,780

Balance, January 31, 2008	228,040,617	$228,041	$1,220,088	$(7,962,503)	$(6,5 14,374)

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended January 31,
Cash Flows from Operating Activities:	2008		2007
Net Income Loss		$637,780		$(65,432)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and Amortization		202,876		167,145
Services Paid in Stock		65,382		171,309
Derivative Instrument Expense, Net		(2,333,761)		(1,485,877)
Changes in Operating Assets and Liabilities:
Increase (Decrease) In:
Accounts Receivable		50,000		6,100
Prepaid Expenses		12,244		1,311
Rent Refund Receivable		-		1,174
Accounts Payable		52,713		12,024
Accrued Expenses		518,048		171,187
Net Cash Used in Operating Activities		(794,718)		(1,021,059)
Cash Flows from Investing Activities:
Purchase of Equipment		(45,525)		(47,580)
Loan Receivable - Officer		-		(20,000)
Security Deposit		-		(270)
Net Cash Used in Investing Activities		(45,525)		(67,850)
Cash Flows From Financing Activities:
Payments of Financing Costs		(35,000)		(7,500)
Proceeds from Issuance of Convertible Notes		815,000		900,000
Net Cash Provided by Financing Activities		780,000		892,500
Net Increase in Cash		(60,243)		(196,409)
Cash at Beginning of Period		64,791		245,268
Cash at End of Period		$4,548		$48,859
Cash Paid for Interest	$	- 0 -	$	- 0 -
Cash Paid for Taxes	$	- 0 -	$	- 0 -

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2008 AND 2007

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

1.
During the six months ended January 31, 2008, stock purchase warrants exercisable for 25,000,000 shares of Common Stock were issued in connection with closings on $500,000 of convertible notes had no cash effect.

2.	7,682,142 shares of Common Stock was issued for services rendered. The amount was $65,382.

3.	During the six months ended January 31, 2008, convertible debentures in the amount of $161,117 were converted into 101,274,500 shares of Common Stock.

4.	During the six months ended January 31, 2008, the Company acquired software for cameras in the amount of $300,000, which was not paid for, as such, has no effect on cash in this period.

5.
During the six months ended January 31, 2007, stock purchase warrants exercisable for 4,833,334 shares of Common Stock were issued in connection with a closing on $900,000 of convertible notes had no cash effect.

6.	10,603,993 shares of Common Stock was issued for services rendered. The amount was $171,309.

7.	During the six months ended January 31, 2007, convertible debentures and related accrued interest in the amount of $346,640 were converted into 11,000,000 shares of Common Stock.

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2008

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

c)
Interim Condensed Consolidated Financial Statements

The consolidated financial statements as of and for the six months ended January 31, 2008 and 2007 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended January 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of July 31, 2007 was derived from the audited consolidated financial statements included in the Company’s annual report Form 10-KSB for the year ended July 31, 2007. The interim consolidated financial statements should be read in conjunction with that report.

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
AS OF JANUARY 31, 2008

(UNAUDITED)

NOTE 1	Summary of Significant Accounting Policies and Organization (cont’d)

e)
Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual result

f)	Cash For the purpose of the Statement of Cash Flows, cash is defined as balances held in corporate checking accounts and money market accounts.

g)
Loss Per Share

Basic and diluted net loss per common share for the six months ended January 31, 2008 and 2007 are computed based upon the weighted average number of common shares outstanding. The assumed conversion of Common Stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to the net loss incurred. Based on the conversion formula in the Agreements (see Note 2 and 3) on the conversion of its convertible notes would have resulted in the issuance of additional common shares in the amount of 8,151,072,604 on January 31, 2008.

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
AS OF JANUARY 31, 2008

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

k)
Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consists of a checking account with a financial institution in excess of insured limits. There was no excess above insured limits at January 31, 2008. The Company does not anticipate non-performance by the financial institution.

l)
Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2008

(UNAUDITED)

NOTE 1	Summary of Significant Accounting Policies and Organization (cont’d)

m)
Equipment

Imaging and office equipment are recorded at cost and depreciated on the straight line method with an estimated life of five (5) years. Imaging equipment is at the customers facility where the equipment is used or stored by the Company until placed in use. The Company retains title to the imaging equipment while it is at the customers location. Depreciation expense for the six months ended January 31, 2008 and 2007 were $87,916 and $64,461, respectfully.

n)
Intangible Assets

Loan acquisition costs are stated at cost and relate to the costs of acquiring the convertible notes (see Note 2) and to obtaining the $400,000 Note Payable (see Note 3). Amortization is provided for under the straight line method over three (3) years, which is the term of the convertible notes and six months for the original term of the Note Payable. Total amortization for the six months ended January 31, 2008 and 2007 were $22,269 and $13,318, respectfully.

Software and manuals, Covenant Not To Compete and Manufacturing & Distribution Agreement acquired in the acquisition of Micro Health Systems, Inc. (See Note 3) with cost of $80,000, $20,000 and $700,000 respectively are being amortized over a 24 month period for the software and the Covenant and 5 1/2 years for the manufacturing and distribution agreement. The total amortization expense for the six months ended January 31, 2008 and 2007 were $92,692 and $89,366, respectfully.

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
AS OF JANUARY 31, 2008

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

On October 31, 2005, the Company entered into a Securities Purchase Agreement with AJW Partners, LLC and its related entities for the sale of $3,000,000 of 8% secured convertible notes, each advance is evidenced by a note which is due three years from the date of the advance, and for stock purchase warrants exercisable for a total of 5,000,000 shares of Common Stock each issuance of warrants expiring on the fifth anniversary from the date of issue. The warrants are issued at the time funds are advanced at 1,666,667 per $1 million advanced. The notes are convertible, at the holder’s option, into shares of Common Stock, in whole or in part, at any time after the original issue date. No interest shall be due and payable for any month in which the Company’s stock trading price is greater than $0.11 25 for each trading day of the month.

The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the notes to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date will be at the selling stockholder’s option, at the lower of(i) $0.12 or (ii) a 40% discount to the average of the three lowest intraday trading prices for the Common Stock on a principal market for the twenty trading days preceding, but not including, the conversion date. The total shares at January 31, 2008 were 7,251,285,937.

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
AS OF JANUARY 31, 2008

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2008

On October 12, 2007, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $175,000 of 8% secured convertible notes due October 12, 2010, and for stock purchase warrants of 15,000,000 shares of common stock exercisable at anytime at $ .000 1 per share expiring on the seventh anniversary from the date of issue October 12, 2014.

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

On November 15, 2007, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $325,000 of 8% secured convertible notes due November 15, 2010, and for stock purchase warrants of 10,000,000 shares of common stock exercisable at anytime at $ .000 1 per share expiring on the seventh anniversary from the date of issue November 15, 2014.

The funds were advanced on November 15, 2007 in the amount of $310,000, less a $15,000 charge as loan acquisition cost, amortized over the loan period of 36 months. The notes are convertible, at the holders option, into shares of common stock, in whole or in part, at any time after the original issue date. No interest shall be due or payable for any month in which the Company’s stock trading price is greater than $ .0775 for each trading day of the month. The notes are secured by all the assets and intellectual property of the Company.

On December 14, 2007, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $315,000 of 8% secured convertible notes due December 14, 2010, and for stock purchase warrants of 10,000,000 shares of common stock exercisable at anytime at $ .000 1 per share expiring on the seventh anniversary from the date of issue December 14, 2014.

The funds were advanced on December 14, 2007 in the amount of $300,000, less a $15,000 charge as loan acquisition cost, amortized over the loan period of 36 months. The notes are convertible, at the holders option, into shares of common stock, in whole or in part, at any time after the original issue date. No interest shall be due or payable for any month in which the Company’s stock trading price is greater than $ .0775 for each trading day of the month. The notes are secured by all the assets and intellectual property of the Company.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2008

On December 31, 2007, the Lender issued the Company a new note for all accrued unpaid interest. The Lender applied all of its conversions from convertible notes into stock to the principal of its original note issued October 31, 2005. The Company which had been applying the conversions to interest first then principal made this adjustment to be in agreement with the Lender and will apply all conversion to principal beginning January 1, 2008. The Callable Secured Convertible Note dated December 31, 2007 in the amount of $427,759.61 bears interest at 2% per annum, payable quarterly. The note is due December 31, 2010. All of the terms are identical to the above notes, including the conversion options.

See Paragraph 2 of this note related to the terms of conversion. The total shares at January 31, 2008, included in Paragraph 2 above, includes all additional convertible notes.

All notes include a Registration Rights Agreement. The Company was required to register additional shares in relation to all the additional agreements listed above, this was not done. There is a penalty of 2% per month of the note amount, a penalty of $477,774 was accrued through January 31, 2008.

In connection with the aforementioned issuance of the $1,000,000 of convertible notes, on October 31, 2005, the Company granted a first priority security interest in all the assets of the Company. The issuance of convertible notes resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-1 9 and SFAS 133 (see Note 4). The note holder’s have converted notes of $630,370 into 126,348,600 shares of Common Stock as of January 31, 2008. The balance of the notes are $4,612,390 at January 31, 2008. Interest due of $28,433 is included in Accrued Expenses.

NOTE 3	Notes Payable

a)
The Company has borrowed $150,000 from an unrelated individual. The Note is dated August 1, 2005. The outstanding balance of the loan shall bear monetary interest at the fixed rate of six percent (6%) simple, non-compounding interest payable in arrears per annum.

The outstanding balance of principal and interest is due and payable on demand on or after August 1, 2006. All payments shall apply first to interest accrued and then principal. The Company may prepay all or part without a pre-payment penalty. The loan was not paid on August 1, 2006 and was extended under the same terms by mutual agreement. Interest due of $22,850 is included in Accrued Expenses.
Default shall occur upon (1) failure to make payment on the note or transfer of stock when due, (2) Company institutes bankruptcy or solvency proceedings or make an assignment for the benefit of creditors.

Note Payable - Current	$150,000

b)
The Company has entered into a loan agreement with an unrelated individual. The note is dated October 11, 2005. The note provides for a total loan of $400,000, the Company received $190,000 by October 31, 2005. The balance of $210,000 was subsequently received on November 29, 2005. The note bears interest at a fixed rate of 8%, plus the prevailing variable margin rate charged to the lender. As of January 31, 2008, the margin rate was 7.625%. The lender was paid a loan acquisition cost on December 5, 2005, in Common Stock of 1 million shares.

The cost was recorded at market value at the date of the loan which was $ .12 per share, for a total of $120,000. The outstanding balance of principal and accrued interest was due and payable on April 11, 2006. The note has been extended to February 28, 2007 by addendum under the current terms and interest is being accrued. The addendum was signed on November 11, 2006. In consideration of the waiver and extension, the Company, with the signing, paid the lender $20,000. The lender was also issued additional warrants to purchase 400,000 shares of common stock, 200,000 at $0.10 per share and 200,000 at $0.20 per share, which expire on February 28, 2008. As of January 31, 2008, the note has not been paid.

At January 31, 2008, $139,872 of interest expense is included in Accrued Expenses. As security for the loan, the Company has pledged all of its tangible and intangible assets. Commencing on January 1, 2006, the Company shall establish an escrow account and shall deposit 25% of all proceeds generated by the thermal imaging cameras purchased with $210,000 of proceeds from the loan. The funds shall remain in escrow for use in paying all sums due to the lender. To January 31, 2008, no funds have been put into escrow.

In addition, the lender has the option to convert the loan into fully registered, unsecured Common Stock of the Company at a conversion price on the day of conversion, minus 40%. The total shares at January 31, 2008, were 899,786,667. The lender shall have the right to convert on the prepayment date or the due date, whichever occurs first. The issuance of the notes and warrants resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and FASB 133 (see Note 4).

Balance due at January 31, 2008	$400,000

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008
NOTE 3	Notes Payable (cont’d)

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

In addition, 1,500,000 shares of Restricted Common Stock are being held in escrow as security for the note payable of $200,000. These shares have been shown as issued but not outstanding. The Company is in default on $200,000 of the Note Payable and interest of $4,000 which was due June 19, 2006 on the first $100,000 of notes due. Due to the default, the interest charged from June 19, 2006 is 18% on the $200,000 Note Payable. Interest expense of $61,162 is included in Accrued Expenses.

On November 28, 2006, the Company received a letter due to the default, giving it ten (10) days to pay the note and accrued interest or the 1,500,000 shares held in escrow will be issued to the shareholder of Micro Health Systems, Inc. As of January 31, 2008 and through March 14, 2008, nothing has transpired.

Balance due at January 31, 2008	$200,000

NOTE 4	Derivative Financial Instrument Liabilities

We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 1, related to embedded derivative instruments accounting policy.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2008

NOTE 4	Derivative Financial Instrument Liabilities (cont’d)

In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at January 31, 2008, we used the market price of our Common Stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. All options, warrants and conversion options can be exercised by the holder at any time.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008

NOTE 4	Derivative Financial Instrument Liabilities (cont’d)

At January 31, 2008, the following derivative liabilities related to Common Stock options and warrants and embedded derivative instruments were outstanding (see Notes 2 and 3):

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price Per Share	Value - Issue Date	Value - Jan. 31, 2008
10/11/05	04/11/06	1,000,000	Thompson	$.50	$41,526	$0
11/19/06	02/18/08	200,000	Thompson	$.10	3,845	0
11/19/06	02/18/08	200,000	Thompson	$.20	2,276	0
10/31/05	10/31/10	1,666,667	AJW Partners	$.50	169,629	16
01/20/06	01/20/11	1,666,667	AJW Partners	$.50	81,321	25
07/25/06	07/25/11	833,333	AJW Partners	$.50	146,197	27
08/04/06	08/04/11	833,333	AJW Partners	$.50	102,816	28
11/30/06	11/30/13	4,000,000	AJW Partners	$.08	158,741	1,617
03/26/07	03/26/ 14	1,000,000	AJW Partners	$.03	25,433	561
05/30/07	05/30/14	10,000,000	AJW Partners	$.02	163,409	6,253
10/12/07	10/12/14	15,000,000	AJW Partners	$.00010	179,353	14,621
11/15/07	11/15/10	10,000,000	AJW Partners	$.001	39,649	9,753
12/14/07	12/14/10	10,000,000	AJW Partners	$.001	24,000	9,000

Fair value of bifurcated embedded derivative instrument liabilities	$1,138,19	$41,901

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2008

NOTE 4	Derivative Financial Instrument Liabilities (cont’d)

Issue Date	Due Date	Note Amount	Instrument	Exercise Price Per Share	Value - Issue Date	Value - Jan. 31, 2008
10/11/05	04/11/06	$400,000	Loan	Various	$370,189	$355,340
10/31/05	10/31/08	1,000,000	Convertible
			Notes	Various	2,681,204	313,432
01/20/06	01/20/09	1,000,000	Convertible
			Notes	Various	1,363,058	907,851
07/25/06	07/25/09	500,000	Convertible
			Notes	Various	791,994	507,883
08/04/06	08/04/09	500,000	Convertible
			Notes	Various	616,127	511,337
11/30/06	11/30/09	400,000	Convertible
			Notes	Various	523,047	430,194
03/26/07	03/26/10	165,000	Convertible
			Notes	Various	274,500	185,213
05/30/07	05/30/10	435,000	Convertible
			Notes	Various	825,801	498,625
10/12/07	10/12/10	175,000	Convertible
			Notes	Various	711,289	208,575
11/15/07	11/15/10	325,000	Convertible
			Notes	Various	465,052	390,161
12/14/07	12/14/07	315,000	Convertible
			Notes	Various	631,254	380,778
12/31/07	12/31/10	427,760	Convertible
			Notes	Various	894,835	519,174

Fair value of bifurcated embedded derivative instrument liabilities	$10,148,350	$5,208,563

Total derivative financial instruments	$11,286,545	$5,250,464

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2008

NOTE 5	Stockholders’ Equity (Deficit)

During the six months ended January 31, 2008, the Company issued the following shares of restricted common stock for services rendered; for legal services 5,232,142 shares, at market value, for computer software 2,200,000 shares at 60% of market value and for medical consulting 250,000 shares at 50% of market value. The total was recorded as common stock $7,682 and additional paid-in capital of $57,700. The total of $65,382 is reflected as an expense in the Statement of Operations.

NOTE 6	Derivative Instruments Income, Net

Derivative instruments income of $2,333,761 represents the net unrealized (non-cash) change during the six months ended January 31, 2008, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

NOTE 7	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,695,981 before derivative income of 2,333,761 and a negative cash flow from operations of $794,718 for the six months ended January 31, 2008, negative working capital of $2,671,771 and a stockholders’ deficiency of $6,514,374 at January 31, 2008.

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
AS OF JANUARY 31, 2008

NOTE 8	Lease Agreement

On July 17, 2007, Trillenium Medical Imaging, Inc., a wholly owned subsidiary, entered into a lease agreement with an unrelated party for a facility in New York City. The lease replaced a prior lease in the same facility. The lease is for a period of one year with a monthly rent of $4,175. The lease expires July 16, 2008. The Company incurred a rent expense of approximately $25,050 for the six months ended January 31, 2008. Future rental payments under the lease for the year ended July 31, 2008 is $33,400

NOTE 9	Subsequent Events

AJW Partners, LLC and related entities converted a portion of their notes (See Note 2) into 54,000,000 shares of Common Stock during the period February 1, 2008 through March 18, 2008.

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

Results of Operations

Three Months Ended January 31, 2008 compared to Three Months Ended January 31, 2007

Revenue and Gross Profit

Our revenue and gross profit for the three months ended January 31, 2008 was zero and for January 31, 2007 the revenue was zero. We have refocused our business strategy towards research and development of our thermal imaging technology. Accordingly, we have not yet installed our thermal imaging systems at revenue generating customer locations in the last five operating quarters.

Net Income

For the three months ended January 31, 2008, we incurred a net income of $2,743,444, or $.02 per share, which was a increase of $415,685 from the net income of $2,327,759, or $..02 per share for the three months ended January 31, 2007. The increase in net income is primarily attributable to the Derivative Instrument Net Income, which increased by $599,083 from an income of$3,783,355 for the quarter ended January 31, 2008 as compared to an income of $3,184,272 for the quarter ended January 31, 2007. This increase in income from the derivative instrument  is a result of our stock price being lower at January 31, 2008 as compared to January 31, 2007, thereby resulting in the decline of our derivative liabilities as compared to the same quarter one year ago. As a result, we recorded a larger net gain related to our derivative liabilities. These gains may be reversed in the future if the liabilities increase, depending on our stock price.

Operating Expenses

Total operating expenses for the three months ended January 31, 2008 increased by $29,565 to $799,412 from $769,847 for the three months ended January 31, 2007. This change is due principally to an increase in expense for depreciation to $54,65 6from $32,896.

Six Months Ended January 31, 2008 compared to Six Months Ended January 31, 2007Revenue and Gross Profit
Our revenue for the six months ended January 31, 2008 was zero, as compared to revenue of $1,500 for the six months ended January 31, 2007. Our gross profit for the six months ended January 31, 2008 was zero, as compared to a $1,400 for the six months ended January 31, 2007. We have refocused our business strategy towards research and development of our thermal imaging technology. Accordingly, we have installed our thermal imaging systems at revenue generating customer locations on a limited basis.

Net Income

For the six months ended January 31, 2008, we incurred a net income of $637,780, or .004 per share, which was an increase of $703,212 from the net loss of $65,432, or $..00 per share for the six months ended January 31, 2007. The increase in net income is attributable to Derivative Instrument Net income, which increased by $847884 from $2,333,761 for the six months ended January 31, 2008 as compared to $1,485,877 for the six months ended January 31, 2007. This increase in income from the derivative instrument  is a result of our stock price being lower at January 31, 2008 as compared to January 31, 2007, thereby resulting in the decline of our derivative liabilities as compared to the same quarter one year ago. As a result, we recorded a larger net gain related to our derivative liabilities. These gains may be reversed in the future if the liabilities increase, depending on our stock price.

Operating Expenses

Total operating expenses for the six months ended January 31, 2008 decreased by $94,157 to $1,288,357 from $1,382,514 for the six months ended January 31, 2007. This change is due principally to a decrease in expenses for certain consulting  fees from $84,500 to zero.

Liquidity and Capital Resources

As of January 31, 2008, we had a working capital deficit of approximately $2,671771, and cash of $4,548. We have acquired additional financing in the amounts of $325,000 and $315,000 pursuant to  Securities Purchase Agreements with AJW Partners, LLC and affiliates entered into in November and December of 2007. However, we do not have the funds necessary to maintain our operations for the remainder of our fiscal year, and will need to raise additional funding.

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

Recent Financings

In November, 2007, Wellstar International, Inc. ("Wellstar" or the "Company") entered into a Securities Purchase Agreement with AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified") and New Millennium Capital Partners, II, LLC ("Millennium") for the sale of (i) 8% secured convertible notes in an aggregate principal amount of $325,000 (the "Notes"); and (ii) warrants to purchase 10,000,000 shares of the Company's common stock (the "Warrants")(Partners, Offshore, Qualified and Millennium are collectively referred to as the "Purchasers"). Net proceeds of $310,000 were disbursed to the Company upon closing.

In December, 2007, Wellstar International, Inc. ("Wellstar" or the "Company") entered into a Securities Purchase Agreement with AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified") and New Millennium Capital Partners, II, LLC ("Millennium") for the sale of (i) 8% secured convertible notes in an aggregate principal amount of $315,000 (the "Notes"); and (ii) warrants to purchase 10,000,000 shares of the Company's common stock (the "Warrants")(Partners, Offshore, Qualified and Millennium are collectively referred to as the "Purchasers"). Net proceeds of $300,000 were disbursed to the Company upon closing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August, 2007 we issued the following shares of common stock:
o	2,232,142 shares to an individual for legal services
o	2,200,000 to a consultant for computer software development
In October, 2007 we issued the following shares of common stock:
o	1,000,000 shares to an individual for legal services
o	250,000 shares to an individual for medical consulting services
In November, 2007 we issued the following shares of common stock:
o	2,000,000 shares to an individual for legal services

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

WELLSTAR INTERNATIONAL, INC.

Date: March 24, 2008	By:	/s/ John Antonio
John Antonio
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Howard Bielski
Howard Bielski
Chief Financial Officer (Principal Financial and Accounting Officer)