Form 10QSB
period 2008-04-30
Wellstar International, Inc.
filed 2008-06-19
CIK 1346248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 For the quarterly period ended April 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 6, 2008, the registrant had 445,940,017 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

WELLSTAR INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008 AND 2007

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2008 AND 2007

CONTENTS

CONSOLIDATED BALANCE SHEETS	F-1, F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)	F-4

CONSOLIDATED STATEMENT OF CASH FLOWS	F-5, F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENT	F-7 to F-21

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30 2008 (Unaudited)	July 31 2007 (Audited)

Current Assets:
Cash	$34,586	$64,791
Accounts Receivable	-	50,000
Prepaid Expenses	5,154	12,624
Rent Refund Receivable	1,580	1,580
Total Current Assets	41,320	128,995

Fixed Assets:
Imaging Equipment	837,874	505,761
Office Equipment and Fixtures	154,539	150,354
Subtotal	992,413	656,115

Less: Accumulated Depreciation	324,482	197,921
Net Fixed Assets	667,931	458,194

Intangible Assets:
Covenant Not To Compete	20,000	20,000
Manufacturing and Distribution Agreement	700,000	700,000
Subtotal	720,000	720,000

Less: Accumulated Amortization	320,312	221,141
Net Intangible Assets	399,688	498,859

Other Assets:
Loan Acquisition Cost (net of amortization of $202,612 @ 4/30/08 and $167,663 @ 7/31/07)	74,913	69,862
Software and Manuals (net of amortization of $94,783 @ 4/30/08 and $65,425 @ 7/31/07)	40,617	54,575
Security Deposit	4,425	4,425
Total Other Assets	119,955	128,862

Total Assets	$1,228,894	$1,214,910

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
LIABILITIES LESS SHAREHOLDERS’ DEFICIT

	April 30 2008 (Unaudited)	July 31 2007 (Audited)

Current Liabilities:
Accounts Payable	$687,897	$140,380
Accrued Expenses	1,487,051	724,294
Loan Payable - Other	14,800	500
Notes Payable	750,000	750,000
Derivative Instrument Liability - Loan	365,038	335,511
Total Current Liabilities	3,304,786	1,950,685

Long Term Liabilities:
Convertible Debt	349,216	119,486
Derivative Instrument Liability - Convertible Notes	6,951,870	6,310,525
Derivative Instrument Liability - Warrants	48,855	212,868
Total Long-Term Liabilities	7,349,941	6,642,879

Total Liabilities	10,654,727	8,593,564

Stockholders’ Deficit:
Common Stock
Authorized 500,000,000 Shares, par value .001 per share Issued Shares, 399,940,117 - Outstanding Shares, 398,440,117 (4/30/08) and 119,083,975 (7/31/07)	398,440	119,084
Paid in Surplus	1,146,802	1,102,545
Retained Earnings (Deficit)	(10,971,075)	(8,600,283)
Total Shareholders’ Deficit	(9,425,833)	(7,378,654)

Total Liabilities Less Stockholder’s Deficit	$1,228,894	$1,214,910

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months April 30,				Nine Months April 30,
	2008		2007		2008	2007

Income:
Revenue from Medical Imaging	$	- 0 -	$	- 0 -	$ - 0 -	$1,500
Cost of Sales		- 0 -		- 0 -	- 0 -	100
Gross Profit (Loss)		- 0 -		- 0 -	- 0 -	1,400

Operating Expenses:
Selling, General and Administrative		552,815		408,780	1,638,296	1,623,377
Depreciation and Amortization		87,163		83,088	290,039	250,231
Total Operating Expenses		639,978		491,868	1,928,335	1,873,608

Loss from Operations		(639,978)		(491,868)	(1,928,335)	(1,872,208)

Other Expense (Income):
Interest Income		(321)		(546)	(2,172)	(7,108)
Interest Expense		117,721		91,477	344,796	268,234
Derivative Instrument, Net		2,130,894		4,759,749	(202,867)	3,273,872
Delinquent Stock Registration Penalty		120,300		24,000	302,700	24,774
Total Other Expenses (Income)		2,368,594		4,874,680	442,457	3,559,772

Income (Loss) before Provision for Taxes		(3,008,572)		(5,366,548)	(2,370,792)	(5,431,980)
Provision for Taxes		-		-	-	-
Net Income (Loss)		$(3,008,572)		$(5,366,548)	$(2,370,792)	$(5,431,980)

Net Income (Loss) Per Share, Basic and Diluted		$(.01)		$(.05)	$(.01)	$(.06)

Weighted Average Number of ommon Shares Outstanding, Basic and Diluted		271,161,961		104,854,246	189,709,238	93,635,793

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED APRIL 30, 2008

(UNAUDITED)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, August 1, 2007	119,083,975	$119,084	$1,102,545	$(8,600,283)	$(7,378,654)

Stock Issued to Consultants for Services	40,682,142	40,682	54,400		95,082

Conversion of Debentures	238,674,100	238,674	(10,143)		228,531

Net Income for the Period				(2,370,792)	(2,370,792)

Balance, April 30, 2008	398,440,217	$398,440	$1,146,802	$(10,971,075)	$(9,425,833)

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended April 30,
	2008	2007

Cash Flows from Operating Activities:
Net Loss	$(2,370,792)	$(5,431,980)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and Amortization	290,039	250,231
Delinquent Registration Penalty	302,700	24,774
Services Paid in Stock	95,082	190,651
Derivative Instrument Expense, Net	(202,867)	3,273,872
Changes in Operating Assets and Liabilities:
Increase (Decrease) In:
Accounts Receivable	50,000	6,100
Prepaid Expenses	7,470	10,501
Accounts Payable	247,517	84,395
Accrued Expenses	623,044	415,284
Net Cash Used in Operating Activities	(957,807)	(1,176,172)

Cash Flows from Investing Activities:
Purchase of Equipment	(51,698)	(69,972)
Loan Receivable - Officer	-	(20,000)
Security Deposit	-	(2,496)
Net Cash Used in Investing Activities	(51,698)	(92,468)

Cash Flows From Financing Activities:
Payments of Financing Costs	(40,000)	(22,500)
Proceeds from Issuance of Convertible Notes	1,005,000	1,065,000
Loans Payable	14,300	8,500
Net Cash Provided by Financing Activities	979,300	1,051,000

Net Increase in Cash	(30,205)	(217,640)

Cash at Beginning of Period	64,791	245,268
Cash at End of Period	$34,586	$27,628

Cash Paid for Interest	$-0-	$-0-

Cash Paid for Taxes	$-0-	$-0-

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2008 AND 2007

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

1.
During the nine months ended April 30, 2008, stock purchase warrants exercisable for 45,000,000 shares of Common Stock were issued in connection with closings on $690,000 of convertible notes had no cash effect.

2.	40,682,142 shares of Common Stock was issued for services rendered. The amount was $95,082.

3.	During the nine months ended April 30, 2008, convertible debentures in the amount of $228,531 were converted into 238,674,100 shares of Common Stock.

4.	During the nine months ended April 30, 2008, the Company acquired software for cameras in the amount of $300,000, which was not paid for, as such, has no effect on cash in this period.

5.
During the nine months ended April 30, 2007, stock purchase warrants exercisable for 5,833,334 shares of Common Stock were issued in connection with a closing on $1,065,000 of convertible notes had no cash effect.

6.	12,800,147 shares of Common Stock was issued for services rendered in the nine months ended April 30, 2007. The amount was $190,651.

7.	During the nine months ended April 30, 2007, convertible debentures and related accrued interest in the amount of $617,190 were converted into16,499,000 shares of Common Stock.

8.	During the nine months ended April 30, 2008 and 2007, delinquent registration penalties of $302,700 and $24,774, respectively, were recorded, no cash was expended.

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2008

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

c)	Interim Condensed Consolidated Financial Statements

The consolidated financial statements as of and for the nine months ended April 30, 2008 and 2007 are unaudited.  In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  The consolidated results of operations for the nine months ended April 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.  The consolidated balance sheet information as of July 31, 2007 was derived from the audited consolidated financial statements included in the Company’s annual report Form 10-KSB for the year ended July 31, 2007.  The interim consolidated financial statements should be read in conjunction with that report.

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
AS OF APRIL 30, 2008

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

Basic and diluted net loss per common share for the nine months ended April 30, 2008 and 2007 are computed based upon the weighted average number of common shares outstanding.  The assumed conversion of Common Stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to the net loss incurred.  Based on the conversion formula in the Agreements (see Note 2 and 3) on the conversion of its convertible notes would have resulted in the issuance of additional common shares in the amount of 13,325,147,083 on April 30, 2008.

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
AS OF APRIL 30, 2008

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

The Company will provide for income taxes based on the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 109 (“SFAS No. 109"), “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax con- sequences of events that have been included in the financial statements and tax returns in different years.  Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

k)	Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consists of a checking account with a financial institution in excess of insured limits.  There was no excess above insured limits at April 30, 2008.  The Company does not anticipate non-performance by the financial institution.

l)	Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2008

(UNAUDITED)

NOTE 1	Summary of Significant Accounting Policies and Organization (cont’d)

m)	Equipment

Imaging and office equipment are recorded at cost and depreciated on the straight line method with an estimated life of five (5) years.  Imaging equipment is at the customers facility where the equipment is used or stored by the Company until placed in use.  The Company retains title to the imaging equipment while it is at the customers location.  Depreciation expense for the nine months ended April 30, 2008 and 2007 was $126,561 and $97,027, respectively.

n)	Intangible Assets

Loan acquisition costs are stated at cost and relate to the costs of acquiring the convertible notes (see Note 2) and to obtaining the $400,000 Note Payable (see Note 3).  Amortization is provided for under the straight line method over three (3) years, which is the term of the convertible notes and nine months for the original term of the Note Payable. Total amortization for the nine months ended April 30, 2008 and 2007 were $34,949 and $20,614, respectively.

Software and manuals, Covenant Not To Compete and Manufacturing & Distribution Agreement acquired in the acquisition of Micro Health Systems, Inc. (See Note 3) with cost of $80,000, $20,000 and $700,000 respectively are being amortized over a 24 month period for the software and the Covenant and 5 ½ years for the manufacturing and distribution agreement. The total amortization expense for the nine months ended April 30, 2008 and 2007 were $128,529 and $132,590, respectively.

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
AS OF APRIL 30, 2008

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

The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the notes to be converted, plus related accrued interest, by the conversion price.  The conversion price in effect on any conversion date will be at the selling stockholder’s option, at the lower of(i) $0.12 or (ii) a 40% discount to the average of the three lowest intraday trading prices for the Common Stock on a principal market for the twenty trading days preceding, but not including, the conversion date for all notes except a discount of 67.50% relates to stock conversions for the convertible debentures dated April 22, 2008.  The total shares at April 30, 2008 were 12,168,307,500.

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
AS OF APRIL 30, 2008

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
AS OF APRIL 30, 2008

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

On November 15, 2007, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $325,000 of 8% secured convertible notes due November 15, 2010, and for stock purchase warrants of 10,000,000 shares of common stock exercisable at anytime at $ .0001 per share expiring on the seventh anniversary from the date of issue November 15, 2014.

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

On December 14, 2007, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $315,000 of 8% secured convertible notes due December 14, 2010, and for stock purchase warrants of 10,000,000 shares of common stock exercisable at anytime at $ .0001 per share expiring on the seventh anniversary from the date of issue December 14, 2014.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008

NOTE 2	Convertible Notes (cont’d)

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

On April 22, 2008, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $190,000 of 8% secured convertible notes due April 22, 2011, and for stock purchase warrants of 20,000,000 shares of common stock exercisable at anytime at $ .0001 per share expiring on the seventh anniversary from the date of issue April 22, 2015.

The funds were advanced on April 22, 2008 in the amount of $185,000, less a $5,000 charge as loan acquisition cost, amortized over the loan period of 36 months.  The notes are convertible, at the holders option, into shares of common stock, in whole or in part, at any time after the original issue date.  No interest shall be due or payable for any month in which the Company’s stock trading price is greater than $.0775 for each trading day of the month.  The notes are secured by all the assets and intellectual property of the Company.

See Paragraph 2 of this note related to the terms of conversion.  The total shares at April 30, 2008, included in Paragraph 2 above, includes all additional convertible notes.

All notes include a Registration Rights Agreement.  The Company was required to register additional shares in relation to all the additional agreements listed above, this was not done.  There is a penalty of 2% per month of the note amount, a penalty of $598,074 was accrued through April 30, 2008.

In connection with the aforementioned issuance of the $1,000,000 of convertible notes, on October 31, 2005, the Company granted a first priority security interest in all the assets of the Company.  The issuance of convertible notes resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and SFAS 133 (see Note 4).  The note holder’s have converted notes of $695,533 into 263,748,200 shares of Common Stock as of April 30, 2008.  The balance of the notes are $4,737,227  at April 30, 2008. Interest due of $132,346 is included in Accrued Expenses.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008

NOTE 3	Notes Payable

a)
The Company has borrowed $150,000 from an unrelated individual.  The Note is dated August 1, 2005.  The outstanding balance of the loan shall bear monetary interest at the fixed rate of six percent (6%) simple, non-compounding interest payable in arrears per annum.

The outstanding balance of principal and interest is due and payable on demand on or after August 1, 2006.  All payments shall apply first to interest accrued and then principal.  The Company may prepay all or part without a pre-payment penalty.  The loan was not paid on August 1, 2006 and was extended under the same terms by mutual agreement.  Interest due of $25,100 is included in Accrued Expenses.

Default shall occur upon (1) failure to make payment on the note or transfer of stock when due, (2) Company institutes bankruptcy or solvency proceedings or make an assignment for the benefit of creditors.

Note Payable - Current	$150,000

b)
The Company has entered into a loan agreement with an unrelated individual.  The note is dated October 11, 2005.  The note provides for a total loan of $400,000, the Company received $190,000 by October 31, 2005.  The balance of $210,000 was subsequently received on November 29, 2005.  The note bears interest at a fixed rate of 8%, plus the prevailing variable margin rate charged to the lender.  As of April 30, 2008, the margin rate was 7.625%.  The lender was paid a loan acquisition cost on December 5, 2005, in Common Stock of 1 million shares.

The cost was recorded at market value at the date of the loan which was $ .12 per share, for a total of $120,000.  The outstanding balance of principal and accrued interest was due and payable on April 11, 2006.  The note has been extended to February 28, 2007 by addendum under the current terms and interest is being accrued.  The addendum was signed on November 11, 2006.  In consideration of the waiver and extension, the Company, with the signing, paid the lender $20,000.  The lender was also issued additional warrants to purchase 400,000 shares of common stock, 200,000 at $0.10 per share and 200,000 at $0.20 per share, which expire on February 28, 2008. As of April 30, 2008, the note has not been paid.

At April 30, 2008, $155,283 of interest expense is included in Accrued Expenses.  As security for the loan, the Company has pledged all of its tangible and intangible assets.  Commencing on January 1, 2006, the Company shall establish an escrow account and shall deposit 25% of all proceeds generated by the thermal imaging cameras purchased with $210,000 of proceeds from the loan.  The funds shall remain in escrow for use in paying all sums due to the lender.  To April 30, 2008, no funds have been put into escrow.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008

NOTE 3	Notes Payable (cont’d)

In addition, the lender has the option to convert the loan into fully registered, unsecured Common Stock of the Company at a conversion price on the day of conversion, minus 40%.  The total shares at April 30, 2008,  were 1,156,839,583. The lender shall have the right to convert on the prepayment date or the due date, whichever occurs first.  The issuance of the notes and warrants resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and FASB 133 (see Note 4).

Balance due at April 30, 2008	$400,000

c)	On December 21, 2005, the Company completed the purchase of certain assets of Micro Health Systems, Inc. (“MHS”) under a definitive agreement.

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

In addition, 1,500,000 shares of Restricted Common Stock are being held in escrow as security for the note payable of $200,000.  These shares have been shown as issued but not outstanding.  The Company is in default on $200,000 of the Note Payable and interest of $4,000 which was due June 19, 2006 on the first $100,000 of notes due.  Due to the default, the interest charged from June 19, 2006 is 18% on the $200,000 Note Payable.  Interest expense of $69,360 is included in Accrued Expenses.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008

NOTE 3	Notes Payable (cont’d)

On November 28, 2006, the Company received a letter due to the default, giving it ten (10) days to pay the note and accrued interest or the 1,500,000 shares held in escrow will be issued to the shareholder of Micro Health Systems, Inc.  As of April 30, 2008 and through June 12, 2008,  nothing has transpired.

Balance due at April 30, 2008	$200,000

NOTE 4	Derivative Financial Instrument Liabilities

We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.  See Note 1, related to embedded derivative instruments accounting policy.

In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at April 30, 2008, we used the market price of our Common Stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument.  All options, warrants and conversion options can be exercised by the holder at any time.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008

NOTE 4	Derivative Financial Instrument Liabilities (cont’d)

At April 30, 2008, the following derivative liabilities related to Common Stock options and warrants and embedded derivative instruments were outstanding (see Notes 2 and 3):

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price Per Share	Value - Issue Date	Value - Apr. 30, 2008
10/11/05	04/11/06	1,000,000	Thompson	$.50	$41,526	$0
11/19/06	02/18/08	200,000	Thompson	$.10	3,845	0
11/19/06	02/18/08	200,000	Thompson	$.20	2,276	0
10/31/05	10/31/10	1,666,667	AJW Partners	$.50	169,629	5
01/20/06	01/20/11	1,666,667	AJW Partners	$.50	81,321	9
07/25/06	07/25/11	833,333	AJW Partners	$.50	146,197	12
08/04/06	08/04/11	833,333	AJW Partners	$.50	102,816	13
11/30/06	11/30/13	4,000,000	AJW Partners	$.08	158,741	1,114
03/26/07	03/26/14	1,000,000	AJW Partners	$.03	25,433	406
05/30/07	05/30/14	10,000,000	AJW Partners	$.02	163,409	4,603
10/12/07	10/12/14	15,000,000	AJW Partners	$.0001	179,353	11,622
11/15/07	11/15/10	10,000,000	AJW Partners	$.0001	39,649	7,754
12/14/07	12/14/10	10,000,000	AJW Partners	$.0001	24,000	7,758
04/22/08	04/22/15	20,000,000	AJW Partners	$.0001	17,540	15,559
Fair value of derivative instrument liabilities for warrants					$1,155,735	$48,855

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008

NOTE 4	Derivative Financial Instrument Liabilities (cont’d)

Issue Date	Due Date	Note Amount	Instrument	Exercise Price Per Share	Value - Issue Date	Value - Apr. 30, 2008
10/11/05	04/11/06	$400,000	Loan	Various	$370,189	$365,038
10/31/05	10/31/08	1,000,000	Convertible Notes	Various	2,681,204	349,377
01/20/06	01/20/09	1,000,000	Convertible Notes	Various	1,363,058	1,216,784
07/25/06	07/25/09	500,000	Convertible Notes	Various	791,994	673,568
08/04/06	08/04/09	500,000	Convertible Notes	Various	616,127	677,785
11/30/06	11/30/09	400,000	Convertible Notes	Various	523,047	567,412
03/26/07	03/26/10	165,000	Convertible Notes	Various	274,500	243,423
05/30/07	05/30/10	435,000	Convertible Notes	Various	825,801	654,182
10/12/07	10/12/10	175,000	Convertible Notes	Various	711,289	272,836
11/15/07	11/15/10	325,000	Convertible Notes	Various	465,052	510,032
12/14/07	12/14/07	315,000	Convertible Notes	Various	631,254	497,473
12/31/07	12/31/10	427,760	Convertible Notes	Various	894,835	677,986
04/22/08	04/22/11	190,000	Convertible Notes	Various	569,394	611,012

Fair value of bifurcated embedded derivative instrument liabilities					$10,717,744	$7,316,908

Total derivative financial instruments					$11,873,479	$7,365,763

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008

NOTE 5	Stockholders’ Equity (Deficit)

During the nine months ended April 30, 2008, the Company issued the following shares of restricted common stock for services rendered; for legal services 38,232,142 shares, at market value, for computer software 2,200,000 shares at 60% of market value and for medical consulting 250,000 shares at 50% of market value.  The total was recorded as common stock $40,682 and additional paid-in capital of $54,400.  The total of $95,082 is reflected as an expense in the Statement of Operations.

NOTE 6	Derivative Instruments Income, Net

Derivative instruments income of $202,867 represents the net unrealized (non-cash) change during the nine months ended April 30, 2008, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

NOTE 7	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,370,792 and a negative cash flow from operations of $957,807 for the nine months ended April 30, 2008, negative working capital of $3,263,466 and a stockholders’ deficiency of $9,425,833 at April 30, 2008.

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
AS OF APRIL 30, 2008

NOTE 8	Lease Agreement

On July 17, 2007, Trillenium Medical Imaging, Inc., a wholly owned subsidiary, entered into a lease agreement with an unrelated party for a facility in New York City.  The lease replaced a prior lease in the same facility.  The lease is for a period of one year with a monthly rent of $4,175.  The lease expires July 16, 2008.  The Company incurred a rent expense of approximately $37,375 for the nine months ended April 30, 2008.  Future rental payments under the lease for the year ended July 31, 2008 is $12,525.

NOTE 9	Subsequent Events

AJW Partners, LLC and related entities converted a portion of their notes (See Note 2) into   40,800,000 shares of Common Stock during the period May 1, 2008 through May 22, 2008.

The Company, under the securities agreement dated April 22, 2008 with AJW Partners, LLC and related entries closed on the balance with the sale of an additional $135,000 of 8%, secured convertible notes dated June 12, 2008 at 8% interest due June 12, 2011.

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

TMI and the DUMC Wound Management Institute are in the final stages of  a 100 Patient Study using TMI Thermal Imaging Systems to document patterns of injury consistent with pressure ulcer development.  The 100 patients have been completed and the company is waiting for the initial results of the study.

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

Results of Operations

Three Months Ended April 30, 2008 compared to Three Months Ended April 30, 2007

Revenue and Gross Profit

Our revenue and gross profit for the three months ended April 30, 2008 was zero and for April 30, 2007 the revenue was zero. We have refocused our business strategy towards research and development of our thermal imaging technology. Accordingly, we have not yet installed our thermal imaging systems at revenue generating customer locations in the last  six operating quarters.

Net Income

For the three months ended April 30, 2008, we incurred a net loss of $3,008,572, or $.01 per share, which was a decrease of $ 2,357,976 from the net loss of $5,366,548, or $.05 per share for the three months ended April 30, 2007. The decrease in net loss is primarily attributable to the Derivative Instrument Net Expense, which decreased by $2,628,855 from an expense of $ 2,130,894 for the quarter ended April 30, 2008 as compared to an expense of $4,759,749 for the quarter ended April 30, 2007. This decrease in expense from the derivative instrument is a result of our stock price being lower at April 30, 2008 as compared to April 30, 2007, thereby resulting in the decline of our derivative liabilities as compared to the same quarter one year ago. As a result, we recorded a decrease in net expense related to our derivative liabilities. These decreases in net expense may be reversed in the future if the liabilities increase, depending on our stock price.

Operating Expenses

Total operating expenses for the three months ended April 30, 2008 increased by $148,110 to $639,978 from $491,868 for the three months ended April 30, 2007. This change is due principally to an increase in expense for research and development to $172,800 from $50,520 and is due to an increase in expense for interest to $117,721 from $90,935.

Nine Months Ended April 30, 2008 compared to Nine Months Ended April 30, 2007Revenue and Gross Profit
Our revenue for the nine months ended April 30, 2008 was zero, as compared to revenue of $1,500 for the nine months ended April 30, 2007. Our gross profit for the nine months ended April 30, 2008 was zero, as compared to a $1,400 for the nine months ended April 30, 2007. We have refocused our business strategy towards research and development of our thermal imaging technology. Accordingly, we have installed our thermal imaging systems at revenue generating customer locations on a limited basis.

Net Income

For the nine months ended April 30, 2008, we incurred a net loss of $2,370,792, or .01 per share, which was an decrease of $3,061,188 from the net loss of $5,431,980, or $.06 per share for the nine months ended April 30, 2007. The decrease in net loss is attributable to Derivative Instrument Net Income or Expense, which decreased by $3,476,739 from an income of $202,867 for the nine months ended April 30, 2008 as compared to a net expense of $3,273,872 for the nine months ended April 30, 2007. This decrease in net expense from the derivative instrument  is a result of our stock price being lower at April 30, 2008 as compared to April 30, 2007, thereby resulting in the decline of our derivative liabilities as compared to the same date one year ago. As a result, we recorded a decrease in net expense related to our derivative liabilities. These decreases in net expense may be reversed in the future if the liabilities increase, depending on our stock price.

Operating Expenses

Total operating expenses for the nine months ended April 30, 2008 increased by $54,727 to $1,928,335 from $1,873,608 for the nine months ended April 30, 2007. This change is due principally to an increase in expenses for research and development from zero to $259,5200 along with a decrease in expenses for professional fees from $368,020 to $226,638 and travel from $158,371 to $119,504.

Liquidity and Capital Resources

As of April 30, 2008, we had a working capital deficit of approximately $3,293,166, and cash of $34,586. We have acquired additional financing in the amount of  $190,000 pursuant to  Securities Purchase Agreements with AJW Partners, LLC and affiliates entered into in April of 2008. However, we do not have the funds necessary to maintain our operations for the remainder of our fiscal year, and will need to raise additional funding.

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

Recent Financings

In April, 2008, Wellstar International, Inc. ("Wellstar" or the "Company") entered into a Securities Purchase Agreement with AJW Partners, LLC ("Partners"), AJW Offshore, Ltd. ("Offshore"), AJW Qualified Partners, LLC ("Qualified") and New Millennium Capital Partners, II, LLC ("Millennium") for the sale of (i) 8% secured convertible notes in an aggregate principal amount of $190,000 (the "Notes"); and (ii) warrants to purchase 20,000,000 shares of the Company's common stock (the "Warrants")(Partners, Offshore, Qualified and Millennium are collectively referred to as the "Purchasers"). Net proceeds of $185,000 were disbursed to the Company upon closing.

The Notes bear interest at the rate of 8% per annum. Interest is payable quarterly, unless the Company's common stock is greater than $0.0775 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due shall bear interest of 15% per annum from the date due until the same is paid. The Notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at the lesser of (i) $0.12 or (ii) a 67.5% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At the Company's option, in any month where the current stock price is below the Initial Market Price, the Company can pay the outstanding principal and interest due for that month and this will stay any conversions for that month. The term "Initial Market Price" means the volume weighted average price of the common stock for the five trading days immediately preceding the closing which was $0.09. The Notes contain a call option whereby, if the Company's stock price is below $0.15, the Company may prepay the outstanding principal amount of the Notes, subject to the conditions set forth in the call option. The Notes also contain a partial call option whereby, if the Company's stock price is below $0.09, the Company may prepay a portion of the outstanding principal amount of the Note, subject to the conditions set forth in the partial call option.

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

The details of this financing along with the relevant documents were previously filed with the SEC by the Company on Form 8-K on May 6, 2008.

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

WELLSTAR INTERNATIONAL, INC.

Date: June 19, 2008	By:	/s/ John Antonio
John Antonio
Chief Executive Officer (Principal Executive Officer)

Date: June 19, 2008	By:	/s/ Howard Bielski
Howard Bielski
Chief Financial Officer (Principal Financial and Accounting Officer)