Form 10KSB
period 2008-07-31
Wellstar International, Inc.
filed 2008-11-17
CIK 1346248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
 1934

For the fiscal year ended: July 31, 2008

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] -

State the issuer's revenues for the most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 27, 2008 was approximately $3,059,640.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:509,940,017shares of common stock, $.001 par value per share, as of October 27, 2008.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

PART I

Item 1.

DESCRIPTION OF BUSINESS

Corporate History

Wellstar International, Inc. ("Wellstar" or the "Company") was formed in the State of Nevada on December 5, 1997. Wellstar was a development stage company with no operating activities. On July 12, 2005, Wellstar entered into a share exchange agreement with Trillennium Medical Imaging, Inc. ("Trillennium" or "TMI"), a development stage company formed in June of 2005. As a result of the share exchange agreement, Trillennium became a subsidiary of Wellstar.

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

TMI Market Approach

With significant relationships in the medical industry, our initial marketing approach will be to hospitals for the early detection of pressure ulcers. The study at Duke Medical Center has been completed. The results will be  available once the outstanding invoice to Duke is satisfied.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By Special Meeting held on July 22,2008 the security holders of the Company approved the following:

(i) An amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock, par value $.001 per share, of the Company from 500,000,000 shares to 1,000,000,000 shares; (ii) an amendment to the Company’s Articles of Incorporation to create 10,000,000 shares of blank check preferred stock, $.001 par value per share; and (iii) and authorized the Company's Board of Directors, in its discretion, to amend the Company's Articles of Incorporation to effect a reverse stock split of the outstanding shares of the Company's common stock at a ratio of one-for-30.

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

Quarter Ended	High	Low
January 31, 2006	0.28	0.075
April 30, 2006	0.28	0.085
July 31, 2006	0.29	0.165
October 31, 2006	0.225	0.031
January 31, 2007	0.09	0.024
April 30, 2007	0.05	0.01
July 31, 2007	0.03	0.01
October 31, 2007	0.02	0.004
January 31, 2008	0.0016	0.001
April 30, 2008	0.0009	0.0007
July 31, 2008	0.022	0.016
October 31, 2008	0.004	0.0038

Number of Stockholders

As of October 27, 2008, there were approximately [509,940,017 shares of common stock outstanding, of which [62,365,000] shares were restricted under Rule 144 of the Securities Act of 1933.

As of October 27, 2008, there were approximately [88] active holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Wellstar through it’s wholly owned subsidiary, Trillennium Medical Imaging, Inc. (“Trillennium,” “TMI” or “the Company”) has developed an innovative thermal imaging system designed for the evaluation and early detection of heat patterns within the body that indicate the presence of physiological changes such as pressure ulcers, referred pain and metabolic changes within the breast. The Company’s infrared imaging involves the detection and recording of skin temperature and injury patterns, providing visual and quantitative documentation to accurately capture body temperature data. The Company’s system map changes in skin blood flow by translating temperature data into pictures. The interpretation of these temperatures and thermal patterns can play an important role in the development of a diagnosis. The Company’s system consists of proprietary imagers (“TMI 7800 Imager”), operating software (“Image MHS 5.0 Software”) and a comprehensive data transmission and collection network, for which TMI has patents pending.

The Company seeks to be the first-to-market in deep tissue injury and pressure ulcer detection using its proprietary infrared imaging system. Thermal Imaging is a low cost, noncontact, non-radioactive diagnostic screening procedure designed for clinical evaluation. In addition, thermal imaging provides an ability to track the progress of therapies being utilized in a low cost, non-invasive manner.  Thermal Imaging can detect signs of pressure ulcers before they are visible with the naked eye through detection of temperature changes at the site which allows for treatment of the pressure ulcer before it erupts. The TMI system can be used to scan all new patients into hospitals and long-term care facilities prior admittance and begin treating existing wounds before they are visible.

The TMI technology and software is approved by the FDA as an Adjunctive Diagnostic screening procedure for early breast cancer detection, differential diagnosis of pain dysfunctions, (such as Reflex Sympathetic Dystrophy, Neuromuscular Skeletal Syndromes and Neurological disorders), the early detection of pressure ulcers, deep tissue injuries, and bed sores, as well as orthopedic applications. The Company’s imaging research concurrently looks to initiate consideration of thermography as a viable tool and a medical standard for predicting and preventing pressure ulcers in the medical community.

TMI is currently seeking financing to complete the necessary changes to the System and bring the System to market. The company will initially focus is efforts on Hospitals and long term care facilities.

Results of Operations for the Fiscal Year Ended July 31, 2008 Compared To the Fiscal Year Ended July 31, 2007

Revenues

For the year ended July 31, 2008, we had  no revenues from our medical imaging business. Revenues for the year ended July 31, 2007 were $100,000 and were generated from the Limited Technology License Agreement with MacLath Ltd for the exclusive rights to distribute Trillennium products and systems.

Net Loss

For the year ended July 31, 2008, we incurred a net loss of $5,713,087, or $..02 per share, which was an increase of $2,058,970 from the net loss of $3,654,117, or $..04 per share for the year ended July 31,2007. The increase in net loss is attributable to Derivative Instrument Net Expense which increased by $1,631,439 from $839,662 for the year ended July 31, 2007 as compared to $2,471,101 for the year ended July 31, 2008. This increase in expense from the derivative instrument is as a result of our stock price being lower at July 31, 2008 compared to January 31, 2007, which results in the increase of our derivative liabilities for the same period one year ago. As a result, we recorded a net increase in expense related to our derivative liabilities. This increase in expense may be reversed in the future if the liabilities decrease, depending on our stock price.

Operating Expenses

Total operating expenses for the year ended January 31, 2008 decreased by $66,565 to $2,366,704 from $2,433,269 for the year ended July 31, 2007. This change is due principally to an decrease in expenses for professional fees to $319,319from $448,182 and in travel expense to $141,054 from $207,438.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses totaled $1,975,850 for the year ended July 31, 2008. This amount included the following: salaries for officers and employees totaling $892,772, research and devlopment totaling $259,200 and professional fees for consultants, attorneys and auditors totaling $319,319.

Depreciation and Amortization

For the year ended July 31, 2008, our deprecation and amortization expense was $390,854. This charge represents a charge to operations for depreciating the imaging equipment and the office equipment and fixtures, which has a cost of $837,874 and $154,540 respectively. The depreciable assets have been assigned a useful life of five years. It also includes a charge for amortizing the covenant not to compete, manufacturing and distribution agreement, loan acquisition costs and software and manuals, which have a cost of $20,000, $ 700,000, $297,525 and $135,400 respectively with a life of 2 to 5.5 years.

Interest Expense

For the year ended July 31, 2008 interest expense was $477,395, which primarily represents interest charges on our debt to AJW Partners, LLC and its related entities.

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

Liquidity and Capital Resources

As of July 31, 2008 we had a working capital deficit of approximately $6,781,471, and cash of approximately $25,560. Through the end of July 20087, we have generated minimal revenues and have incurred operating losses in every quarter. We plan to achieve positive cash flow by obtaining additional financing and by installing thermal imaging equipment units under our Licensing Agreements. We expect significant camera expenditures during the next 12 months, which we will fund out of cash flows, company reserves, or by raising additional funds specifically for the purchase of cameras. By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet our projected cash flow projections. We anticipate that we will be able to satisfy our cash requirements with our currently available resources through the second quarter of our 2009 fiscal year.

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

$500,000 in July 2006 and $500,000 in August 2006.

The secured convertible notes issued pursuant to our October 2005 through June 2008 Securities Purchase Agreements bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.12 or (ii) generally a 40% discount to the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. As of October 27, 2008, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $..0074 and, therefore, the conversion price for the secured convertible notes was $..00444. Based on this conversion price, the $4,859,169 outstanding principal amount of the secured convertible notes, excluding interest, were convertible into approximately 1,094,407,000 shares of our common stock.The stock purchase warrants have an exercise price of $0.0001 and $0.50 per share. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive cash proceeds in the amount of $3,055,000 if the lender exercises the  warrants. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use the cash to liquidate the debt.

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

Risks Relating to Our Business:

We Have a Limited Operating History, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We have no operating history. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. As of July 31, 2008, we had an accumulated deficit of $14,313,370. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail our operations. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our thermal imaging operations. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable to Obtain Additional Funding, Our Business Operations Will be Harmed. In Addition, Section 4e of the October 2005 Securities Purchase Agreements Contains Certain Restrictions and Limitations on Our Ability to Seek Additional Financing. If We Do Obtain Additional Financing, Our Then Existing Shareholders May Suffer Substantial Dilution.

We will require additional funds to sustain and expand our sales and marketing activities. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. In order to implement our business strategy over the next 12 months, we anticipate that we will require approximately $12 million dollars in additional funds. We anticipate that these additional funds would be used to restructure existing debt ($7.0million), purchase additional thermal imaging equipment ($2.5million) and for working capita ($2.5 million).

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

As of October 27, 2008 we had [509,940,017] shares of common stock issued and outstanding, secured convertible notes outstanding that may be converted into an estimated 1,321,700,000shares of common stock based on a conversion price of $..00444, and related warrants to purchase 75,000,000 shares of common stock at an exercise price of $0.0001 to $0.50. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares issuable upon conversion of the secured convertible notes issued pursuant to our October 2005 through October 2008 Securities Purchase Agreements and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of the Secured Convertible Notes Issued Pursuant to Our October 31, 2005 through October 2008 Private Placement Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the principal amount of our secured convertible notes, based on market prices 25%, 50% and 75% below the market price as of October 27, 2008of $..006.

% Below	Price Per	With Discount	Number	% of
Market	Share	at 40%	of Shares	Outstanding
25%	$.0045	$.0027	2,035,215,185	399%
50%	$.003	$.0018	3,052,822,778	599%
75%	$.0015	$.0009	6,105,645,556	1,197%

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

WELLSTAR INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008 AND 2007

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-i

CONSOLIDATED BALANCE SHEETS	F-1 - F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5, F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-26

SIMONTACCHI, MILLER & DeANGELIS, PA CERTIFIED PUBLIC ACCOUNTANTS	170 E. MAIN STREET ROCKAWAY, NEW JERSEY 07866 TEL: (973) 664-1140 FAX: (973) 664-1145

To The Board of Directors
Welistar International, Inc.
Holland, Ohio 43528

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Wellstar International, Inc. and Subsidiary as of July 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended July 31, 2008 and 2007. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversite Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Wellstar International, Inc. and Subsidiary as of July 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended July 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company had a net loss of $5,713,087, negative cash flow from operations of $1,079,933, negative working capital of $6,781,471, and a stockholders' deficiency of $12,755,069 at July 31, 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 7. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Simontacchi, Miller & DeAngelis, PA

Simontacchi, Miller & DeAngelis, PA
Rockaway, New Jersey
October 30, 2008

MEMBER, AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBER, NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

F-i

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JULY 31, 2008 AND 2007

ASSETS

	2008	2007
Current Assets:
Cash	$25,560	$64,791
Accounts Receivable		50,000
Prepaid Expenses	40	12,624
Rent Refund Receivable	1.580	1,580
Total Current Assets	27,180	128.995

Fixed Assets:
Imaging Equipment	837,874	505,761
Office Equipment and Fixtures	154,540	150,354
Subtotal	992,414	656,115

Less: Accumulated Depreciation	374,414	197,921
Net Fixed Assets	618,000	458.194

Intangible Assets:
Covenant Not To Compete	20,000	20,000
Manufacturing and Distribution Agreement	700,000	700.000
Subtotal	720,000	720,000

Less: Accumulated Amortization	352,304	221,141
Net Intangible Assets	367.696	498.859

Other Assets:
Loan Acquisition Cost (net of amortization of $216,861 @ 7/31/08 and $167,663 @ 7/31/07)	80,664	69,862
Software and Manuals (net of amortization of $99,425 @ 7/31/08 and $65,425 @ 7/31/07)	35,975	54,575

Security Deposit	4,525	4.425
Total Other Assets	121,164	128,862

Total Assets	$1,134,040	$1,214,910

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JULY 31, 2008 AND 2007

LIABILITIES LESS SHAREHOLDERS' DEFICIT

	2008	2007
Current Liabilities:
Accounts Payable	$699,295	$140,380
Accrued Expenses	1,915,925	724,294
Note & Loan Payable - Other	13,000	500
Notes Payable	750,000	750,000
Derivative Instrument Liability - Loan	374,952	335,511
Derivative Instrument Liability - Convertible Notes	2,525,027
Convertible Debt	530,452
Total Current Liabilities	6.808.651	1,950,685

Long Term Liabilities:
Convertible Debt	85,499	119,486
Derivative Instrument Liability - Convertible Notes	5,841,505	6,310,525
Derivative Instrument Liability - Warrants	1.153.454	212.868
Total Long-Term Liabilities	7.080.458	6,642.879
Total Liabilities	13.889.109	8.593.564

Stockholders' Deficit:
Common Stock
Authorized 500,000,000 Shares, par value .001 per share
Issued Shares,461,540,217 - Outstanding Shares, 460,040,217 (7/31/08) and 119,083,975 (7/31/07)	460,041	119,084
Paid in Surplus	1,098,260	1,102,545
Retained Earnings (Deficit)	(14,313,370)	(8,600,283)
Total Shareholders' Deficit	(12355,069)	(7,378,654)

Total Liabilities Less Stockholder's Deficit	$1,134,040	$1,214,910

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

	2008	2007
Income:
Revenue from License Agreement	$-0-	$100,000
Revenue from Medical Imaging	-0-	1,500
Total Revenue	-0-	101,500

Cost of Sales	-0-	100
Gross Profit (Loss)	-0-	101.400

Operating Expenses:
Selling, General and Administrative	1,975,850	2,095,515
Depreciation and Amortization	390,854	337,754
Total Operating Expenses	2,366,704	2,433,269

Loss from Operations	(2,366,704)	(2,331,869)

Other Expense (Income):
Interest Income	(2,313)	(7,947)
Interest Expense	477,395	375,159
Derivative Instrument Expense, Net	2,471,101	839,662
Delinquent Stock Registration
Penalty - Convertible Debentures	400,200	115,374
Total Other Expenses (Income)	3,346,383	1,322.248

Loss before Provision for Taxes	(5,713,087)	(3,654,117)
Provision for Taxes	-	-
Net Loss	$(5,713,087)	$(3,654,117)

Net Loss Per Share, Basic and Diluted	$(0.02)	$(.04)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	$253,954,978	$98,852,685

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2006	80,100,000	80,100	$461,475	(4,946,166)	$(4,404,591)

Stock Issued to Consultants for Services	9,609,975	9,610	131,171		140,781

Stock Issued to Employees	4,300,000	4,300	60,200		64,500

Conversion of Debentures	25,074,000	25,074	449,699		474,773

Net Loss for the Period				(3,654,117)	(3,654,117)

Balance, July 31, 2007	119,083,975	$119,084	$1,102,545	$(8,600,283)	$(7,378,654)

Common Stock - Issued for Services	40,682,142	40,682	54,400		95,082

Conversion of Debentures	300,274,100	300,275	(58,685)		241,590

Common Stock

Net Loss for the Period				(5,713,087)	(5,713,087)

Balance, July 31, 2008	460,040,217	$460,041	$1,098,260	$(14,313,370)	$(12,755,069)

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(5,713,087)	$(3,654,117)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and Amortization	390,854	337,754
Delinquent Registration Penalty Convertible
Debentures	400,200	115,374
Services Paid in Stock	95,082	205,281
Interest Paid in Stock		274,152
Derivative Instrument Expense, Net	2,471,101	839,662

Changes in Operating Assets and Liabilities:
(Increase) Decrease Accounts Receivable	50,000	(43,900)
(Increase) Decrease Prepaid Expenses	12,584	(500)
(Increase) Decrease Rent Refund Receivable		(406)
Increase Accounts Payable	258,915	104,623
Increase Accrued Expenses	954,418	276.417
Net Cash Used in Operating Activities	(1,079,933)	(1,545,660)

Cash Flows from Investing Activities:
Purchase of Equipment	(36,298)	(49,972)
Purchase of Software	(15,400)	(40,000)
Security Deposit	(100)	(2,845)
Net Cash Used in Investing Activities	(51,798)	(92,817)

Cash Flows From Financing Activities:
Payments of Financing Costs	(60,000)	(42,500)
Proceeds from Issuance of Convertible Notes	1,140,000	1,500,000
Other Loan	12,500	500
Net Cash Provided by Financing Activities	1,092,500	1,458,000

Net (Decrease) Increase in Cash	(39,231)	(180,477)
Cash at Beginning of Period	64,791	245.268
	$25,560	$64,791
Cash at End of Period
Cash Paid for Interest	$-0-	$-0-
Cash Paid for Taxes	$-0-	$-0-

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2008 AND 2007

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

1.
During the year ended July 31, 2008, stock purchase warrants exercisable for 55,000,000 shares of Common Stock were issued in connection with a closing on $830,000 of convertible notes had no cash effect.

2.	40,682,142 shares of Common Stock was issued for services rendered. The amount was $95,082.

3.	During the year ended July 31, 2008, convertible debentures in the amount of $241,590 were converted into 300,274,100 shares of Common Stock.

4.	During the year ended July 31, 2008, the Company acquired software for cameras in the amount of $300,000, which was not paid for, as such, has no effect on cash in this period.

5.
During the year ended July 31, 2007, stock purchase warrants exercisable for 15,833,334 shares of Common Stock were issued in connection with a closing on $1,500,000 of convertible notes had no cash effect.

6.	13,909,975 shares of Common Stock was issued for services rendered. The amount was $205,281.

7.	During the year ended July 31, 2007, convertible debentures and related accrued interest in the amount of $474,773 were converted into 25,074,000 shares of Common Stock.

8.	During the year ended July 31, 2008 and 2007, delinquent registration penalties of $400,200 and $115,374, respectively, were recorded, no cash was expended.

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

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
AS OF JULY 31, 2008 AND 2007

NOTE 1                  Summary of Significant Accounting Policies and Organization (cont'd)

f)             Loss Per Share

Basic and diluted net loss per common share for the years ended July 31, 2008 and 2007 are computed based upon the weighted average number of common shares outstanding. The assumed conversion of Common Stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to the net loss incurred. Based on the conversion formula in the Agreements (see Note 2 and 3) on the conversion of its convertible notes would have resulted in the issuance of additional common shares in the amount of 7,726,687,864 on July 31, 2008.

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

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black - Scholes option pricing model. That model requires assumptions related to the remaining term of the instrument and risk-free rates of return, our current Common Stock price and expected dividend yield, and the expected volatility of our Common Stock price over the life of the option.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

NOTE 1                  Summary of Significant Accounting Policies and Organization (cont'd)

i)              Income Taxes

The Company will provide for income taxes based on the provisions of Financial Accounting Standards Board ("FASB") Statements of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns in different years. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

j)              Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consists of a checking account with a financial institution in excess of insured limits. There was no excess above insured limits at July 31, 2008. The Company does not anticipate non-performance by the financial institution.

k)             Fair Value of Financial Instruments

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

1)             Equipment

Imaging and office equipment are recorded at cost and depreciated on the straight line method with an estimated life of five (5) years. Imaging equipment is at the customers facility where the equipment is used or stored by the Company until placed in use. The Company retains title to the imaging equipment while it is at the customers location. Depreciation expense for the years ended July 31, 2008 and 2007 were $176,493 and $129,396, respectively.

m)            Intangible Assets

Loan acquisition costs are stated at cost and relate to the costs of acquiring the convertible notes (see Note 2) and to obtaining the $400,000 Note Payable (see Note 3). Amortization is provided for under the straight line method over three (3) years, which is the term of the convertible notes and six months for the original term of the Note Payable. Total amortization for the years ended July 31, 2008 and 2007 were $49,198 and $30,098, respectively.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

NOTE 1                  Summary of Significant Accounting Policies and Organization (cont'd)

m)            Intangible Assets (cont'd)

Software and manuals, Covenant Not To Compete and Manufacturing & Distribution Agreement acquired in the acquisition of Micro Health Systems, Inc. (See Note 3) with cost of $80,000, $20,000 and $700,000 respectively are being amortized over a 24 month period for the software and the Covenant and 5 Yz years for the manufacturing and distribution agreement. The total amortization expense for the years ended July 31, 2008 and 2007 were $165,163 and $178,260, respectively.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

NOTE 2                  Convertible Notes

On October 31, 2005, the Company entered into a Securities Purchase Agreement with MW Partners, LLC and its related entities for the sale of $3,000,000 of 8% secured convertible notes, each advance is evidenced by a note which is due three years from the date of the advance, and for stock purchase warrants exercisable for a total of 5,000,000 shares of Common Stock each issuance of warrants expiring on the fifth anniversary from the date of issue. The warrants are issued at the time funds are advanced at 1,666,667 per $1 million advanced. The notes are convertible, at the holder's option, into shares of Common Stock, in whole or in part, at any time after the original issue date. No interest shall be due and payable for any month in which the Company's stock trading price is greater than $0.1125 for each trading day of the month.

The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the notes to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date will be at the selling stockholder's option, at the lower of (i) $0.12 or (ii) a 40% discount to the average of the three lowest intraday trading prices for the Common Stock on a principal market for the twenty trading days preceding, but not including, the conversion date for all notes except a discount of 67.50% relates to stock conversions for the convertible debentures dated April 22, 2008 and June 12, 2008. The total shares at July 31, 2008 were 7,167,016,295.

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

On November 30, 2006, the Company entered into an additional securities purchase agreement with MW Partners, LLC and its related entities for the sale of $400,000 of 8% secured convertible notes due November 30, 2009, and for stock purchase warrants of 4,000,000 shares of Common Stock exercisable at anytime at $.08 per share, expiring on the seventh anniversary from the date of issue, November 30, 2013.

The funds were advanced on November 30, 2006, in the amount of $392,500, less a $7,500 charge as a loan acquisition cost, amortized over the loan period of 36 months. The notes are convertible, at the holders option, into shares of Common Stock, in whole or in part, at any time after the original issue date.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

NOTE 2                  Convertible Notes (coned)

The funds were advanced on October 12, 2007 in the amount of $170,000, less a $5,000 charge as loan acquisition cost, amortized over the loan period of 36 months. The notes are convertible, at the holders option, into shares of common stock, in whole or in part, at any time after the original issue date. No interest shall be due or payable for any month in which the Company's stock trading price is greater than $ .0775 for each trading day of the month. The notes are secured by all the assets and intellectual property of the Company.

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

The funds were advanced on November 15, 2007 in the amount of $310,000, less a $15,000 charge as loan acquisition cost, amortized over the loan period of 36 months. The notes are convertible, at the holders option, into shares of common stock, in whole or in part, at any time after the original issue date. No interest shall be due or payable for any month in which the Company's stock trading price is greater than $ .0775 for each trading day of the month. The notes are secured by all the assets and intellectual property of the Company.

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

The funds were advanced on December 14, 2007 in the amount of $300,000, less a $15,000 charge as loan acquisition cost, amortized over the loan period of 36 months. The notes are convertible, at the holders option, into shares of common stock, in whole or in part, at any time after the original issue date. No interest shall be due or payable for any month in which the Company's stock trading price is greater than $ .0775 for each trading day of the month. The notes are secured by all the assets and intellectual property of the Company.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2008

NOTE 2                  Convertible Notes (cont'd)

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

The funds were advanced on April 22, 2008 in the amount of $185,000, less a $5,000 charge as loan acquisition cost, amortized over the loan period of 36 months. The notes are convertible, at the holders option, into shares of common stock, in whole or in part, at any time after the original issue date. No interest shall be due or payable for any month in which the Company's stock trading price is greater than $.0775 for each trading day of the month. The notes are secured by all the assets and intellectual property of the Company.

On June 12, 2008, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $135,000 of 8% secured convertible notes due June 12, 2011.

The funds were advanced on June 12, 2008 in the amount of $105,000, less a $20,000 charge as loan acquisition cost, amortized over the loan period of 36 months. The notes are convertible, at the holders option, into shares of common stock, in whole or in part, at any time after the original issue date. No interest shall be due or payable for any month in which the Company's stock trading price is greater than $.0775 for each trading day of the month. The notes are secured by all the assets and intellectual property of the Company.

See Paragraph 2 of this note related to the terms of conversion. The total shares at July 31, 2008, included in Paragraph 2 above, includes all additional convertible notes.

All notes include a Registration Rights Agreement. The Company was required to register additional shares in relation to all the additional agreements listed above, this was not done. There is a penalty of 2% per month of the note amount, a penalty of $695,574 was accrued through July 31, 2008.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2008

NOTE 2                  Convertible Notes (cont'd)

In connection with the aforementioned issuance of the $1,000,000 of convertible notes, on October 31, 2005, the Company granted a first priority security interest in all the assets of the Company. The issuance of convertible notes resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and SFAS 133 (see Note 4). The note holder's have converted notes of $708,592 into 325,348,200 shares of Common Stock as of July 31, 2008. The balance of the notes are $4,859,169 at July 31, 2008. Interest due of $235,912 is included in Accrued Expenses.

NOTE 3                  Notes Payable

a)             The Company has borrowed $150,000 from an unrelated individual. The Note is dated August 1, 2005. The outstanding balance of the loan shall bear monetary interest at the fixed rate of six percent (6%) simple, non-compounding interest payable in arrears per annum

The outstanding balance of principal and interest is due and payable on demand on or after August 1, 2006. All payments shall apply first to interest accrued and then principal. The Company may prepay all or part without a pre-payment penalty. The loan was not paid on August 1, 2006 and was extended under the same terms by mutual agreement. Interest due of $27,375 is included in Accrued Expenses.

Default shall occur upon (1) failure to make payment on the note or transfer of stock when due, (2) Company institutes bankruptcy or solvency proceedings or make an assignment for the benefit of creditors.

Note Payable - July 31, 2008 and 2007                                                                                      $150,000

b)             The Company has entered into a loan agreement with an unrelated individual. The note is dated October 11, 2005. The note provides for a total loan of $400,000, the Company received $190,000 by October 31, 2005. The balance of $210,000 was subsequently received on November 29, 2005. The note bears interest at a fixed rate of 8%, plus the prevailing variable margin rate charged to the lender. As of July 31, 2008, the margin rate was 7.625%. The lender was paid a loan acquisition cost on December 5, 2005, in Common Stock of 1 million shares.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

NOTE 3                  Notes Payable (cont'd)

The cost was recorded at market value at the date of the loan which was $ .12 per share, for a total of $120,000. The outstanding balance of principal and accrued interest was due and payable on April 11, 2006. The note has been extended to February 28, 2007 by addendum under the current terms and interest is being accrued. The addendum was signed on November 11, 2006. In consideration of the waiver and extension, the Company, with the signing, paid the lender $20,000. The lender was also issued additional warrants to purchase 400,000 shares of common stock, 200,000 at $0.10 per share and 200,000 at $0.20 per share, which expire on February 28, 2008. As of July 31, 2008, the note has not been paid.

At July 31, 2008, $170,865 of interest expense is included in Accrued Expenses. As security for the loan, the Company has pledged all of its tangible and intangible assets. Commencing on January 1, 2006, the Company shall establish an escrow account and shall deposit 25% of all proceeds generated by the thermal imaging cameras purchased with $210,000 of proceeds from the loan. The funds shall remain in escrow for use in paying all sums due to the lender. To July 31, 2008, no funds have been put into escrow.

In addition, the lender has the option to convert the loan into fully registered, unsecured Common Stock of the Company at a conversion price on the day of conversion, minus 40%. The total shares at July 31, 2008 were 559,671,569. The lender shall have the right to convert on the prepayment date or the due date, whichever occurs first. The issuance of the notes and warrants resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and FASB 133 (see Note 4).

Balance due at July 31, 2008 and 2007                                                                                      $400,000

c)             On December 21, 2005, the Company completed the purchase of certain assets of Micro Health Systems, Inc. ("MHS") under a definitive agreement. Total consideration paid by the Company was $600,000, plus 2,000,000 shares of Restricted Common Stock. The Company paid $400,000 at closing. A promissory note was executed for $200,000 with interest at 8% per annum. $100,000 was due with accrued interest on or before the 180th day following the date of the Note which is June 19, 2006, with the balance of principal and interest due and payable on or before the 365th day following the date of the note.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

NOTE 3Notes Payable (cont'd)

The 2,000,000 shares of Restricted Common Stock were issued on December 21, 2005 and priced at the market price of $ .10 per share for a total value of $200,000. The cost was allocated as follows:

Mikron Manufacturing Distribution Agreement Customer List and Intangible Assets	$700,000
Tangible Assets	80,000
Covenant Not-To-Compete	20,000
Total	$800,000

In addition, 1,500,000 shares of Restricted Common Stock are being held in escrow as security for the note payable of $200,000. These shares have been shown as issued but not outstanding. The Company is in default on $200,000 of the Note Payable and interest of $4,000 which was due June 19, 2006 on the first $100,000 of liotes due. Due to the default, the interest charged from June 19, 2006 is 18% on the $200,000 Note Payable. Interest expense of $78,338 is included in Accrued Expenses.

On November 28, 2006, the Company received a letter due to the default, giving it ten (10) days to pay the note and accrued interest or the 1,500,000 shares held in escrow will be issued to the shareholder of Micro Health Systems, Inc. As of July 31, 2008 and through October 30, 2008, nothing has transpired.

Balance due at July 31, 2008 and 2007                                                                                     $200.000

(d)	The Company has borrowed $10,000 from an unrelated company. The Note is dated

April 14, 2008, and was due on July 15, 2008 (maturity date). The Note has an interest rate of 15% per annum. Per the terms of the Note, the Company is in default as it failed to pay the principal and interest due upon the maturity date. In an event of default, Lender by notice given to Borrower may declare the unpaid principal and accrued interest owing upon this notice to be immediately payable. The Company (Borrower) has not received any demand for payment from the Lender as of October 31, 2008. The Note is included as a current liability in Note and Loan Payable - Other, in the amount of $10,000.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

NOTE 4                  Derivative Financial Instrument Liabilities (coned)

In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at July 31, 2008, we used the market price of our Common Stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. All options, warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our Common Stock, the expected volatility of our Common Stock over the remaining life of the options and warrants has been estimated at 123%, based on a review of the historical volatility and of entities considered by management as comparable. The risk-free rates of return used ranged from 1.68% to 2.81%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

NOTE 4                  Derivative Financial Instrument Liabilities (cont'd)

At July 31, 2008, the following derivative liabilities related to Common Stock options and warrants and embedded derivative instruments were outstanding (see Notes 2 and 3):

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price Per Share	Value - Issue Date	Value - July 31, 2008
10/11/05	04/11/06	1,000,000	Thompson	$ .50	$ 41,526	$ 0
11/19/06	02/18/08	200,000	Thompson	$ .10	3,845	0
11/19/06	02/18/08	200,000	Thompson	$ .20	2,276	0
10/31/05	10/31/10	1,666,667	AJW Partners	$ .50	169,629	2,806
01/20/06	01/20/11	1,666,667	AJW Partners	$ .50	81,321	3,577
07/25/06	07/25/11	833,333	AJW Partners	$ .50	146,197	2,699
08/04/06	08/04/11	833,333	AJW Partners	$ .50	102,816	2,765
11/30/06	11/30/13	4,000,000	AJW Partners	$ .08	158,741	48,447
03/26/07	03/26/14	1,000,000	AJW Partners	$ .03	25,433	14,071
05/30/07	05/30/14	10,000,000	AJW Partners	$ .02	163,409	147,060
10/12/07	10/12/14	15,000,000	AJW Partners	$ .0001	179,353	254,153
11/1f/07	11/15/10	10,000,000	AJW Partners	$.0001	39,649	169,445
12/14/07	12/14/10	10,000,000	AJW Partners	$.0001	24,000	169,452
04/22/08	04/22/15	20,000,000	AJW Partners	$.0001	17,540	338.979
Fair value of derivative instrument liabilities for warrants					$1 155 735	$1,153,454

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

NOTE 4                  Derivative Financial Instrument Liabilities (cont'd)

Issue Date	Due Date	Amount	Note Instrument	Exercise Price Per Share	Value - Issue Date	Value - July 31, 2008
10/11/05	04/11/06	$400,000	Loan	Various	$370,189	$374,952
10/31/05	10/31/08	1,000,000	Convertible Notes	Various	2,681,204	381,480
01/20/06	01/20/09	1,000,000	Convertible Notes	Various	1,363,058	1,379,935
07/25/06	07/25/09	500,000	Convertible Notes	Various	791,994	763,612
08/04/06	08/04/09	500,000	Convertible Notes	Various	616,127	768,506
11/30/06	11/30/09	400,000	Convertible Notes	Various	523,047	643,322
03/26/07	03/26/10	165,000	Convertible Notes	Various	274,500	276,291
05/30/07	05/30/10	435,000	Convertible Notes	Various	825,801	742,451
10/12/07	10/12/10	175,000	Convertible Notes	Various	711,289	309,391
11/15/07	11/15/10	325,000	Convertible Notes	Various	\465,052	578,304
12/14/07	12/14/07	315,000	Convertible Notes	Various	631,254	564,001
12/31/07	12/31/10	427,760	Convertible Notes	Various	894,835	768,604
04/22/08	04/22/11	190,000	Convertible Notes	Various	569,394	694,462
06/12/08	06/12/11	135,000	Convertible Notes	Various	555.374	496.173
Fair value of bifurcated embedded derivative instrument liabilities					$11,273,118	$8,741,484
Total derivative financial instruments					$12.428,853	$9,894,938

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

NOTE 5                  Stockholders' Equity (Deficit)

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

Note 6                     Derivative Instruments Income, Net

Derivative instruments expense of $2,471,101 and $839,662 represents the net unrealized (non-cash) change during the years ended July 31, 2008 and July 31, 2007, respectively, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

Note 7                     Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $5,713,087 and a negative cash flow from operations of $1,079,933 for the year ended July 31, 2008, negative working capital of $6,781,471, and a stockholders' deficiency of $12,755,069 at July 31, 2008.

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

Note 8                     Employee Compensation Plan

In December 2006, the Company filed a Form S-8 to register 5,000,000 shares of common stock with a proposed offering price of $ .075 per share related to the formation of the Wellstar International, Inc. 2006 Employee Compensation Plan. In August 2007, the Company filed a Form S-8 and registered 8,500,000 shares of Common Stock with a projected offering price of $ .013 per share related to the formation of the 2007 Employee Compensation Plan. To date, no shares have been issued under either plan.

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

F-

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

Note 9                     Limited Technology License Agreement (cont'd)

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

The Licensee is in default as it has not made the required payments due under the Agreement. The Licensee paid $100,000 which is not returnable, and has been recorded as Revenue in the Statements of Operations, for the year ended July 31, 2007. The Agreement has been terminated.

Note 10                   Compensated Absences

There has been no liability accrued for compensated absences as in accordance with Company policy, all compensated absences, accrued vacation and sick pay must be used by December 31. At July 31, 2008, any amount for accrual is not material and has not been computed.

Note 11                  Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance on measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on its financial position, results of operations, or cash flows, for the year beginning August 1, 2008.

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

F-

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

Note 11                  Recently Issued Accounting Pronouncements (cont'd)

On December 21, 2006, the Financial Accounting Standards Board (FASB) posted FASB Staff Position (FSP) FSPEIFT00-19-2, Accounting for Registration Payment Arrangements.

The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company has accounted for registration payments as required under its securities purchase agreement and will follow this pronouncement effect from date of issue.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and heldto-maturity securities, accounts payable and issued debt. If the use of fair value is elected, any up-front costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 will have on our results of opeations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"), which replaces FASB No. 141 and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of AFB No. 51, ("SFAS 160").

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

Note 11                  Recently Issued Accounting Pronouncements (cont'd)

SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also established disclosure requirements that will easily enable users to evaluate the nature and financial effects of the business combination. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity's equity, as well as requiring expanded disclosures. SFAS 141R and SFAS 160 are effective as of the beginning of an entity's fiscal year beginning after December 15, 2008. We have not yet determined the impact of these pronouncements will have on our results of operations and financial position.

Note 12                  Lease Agreement

On July 17, 2007, Trillenium Medical Imaging, Inc., a wholly owned subsidiary, entered into a lease agreement with an unrelated party for a facility in New York City. The lease replaced a prior lease in the same facility. The lease is for a period of one year with a monthly rent of $4,175. The lease expires July 16, 2008 and was renewed to July 16, 2009. The Company incurred a rent expense of approximately $50,025 and $32,550 for the years ended July 31, 2008 and 2007, respectively. Future rental payments under the lease for the year ended July 31, 2009 is $50,100.

Note 13                  Subsequent Events

AJW Partners, LLC and related entities converted a portion of their notes (See Note 2) into 15,400,000 shares of Common Stock during the period August 1, 2008 through September 16, 2008.

In August 2008, the Company filed Form S-8 and registered 47,000,000 shares of Common Stock at a proposed maximum offering price of $ .019 per share, issuable pursuant to the Company's 2008 Compensation Plan, dated August 7, 2008.

The Company had a special meeting of the stockholders in September 2008 pursuant to a proxy statement in accordance with Section 14(a) of the Securities Act of 1934, sent to stockholders of record of common stock on June 3, 2008. The following was authorized at the stockholders meeting to amend the Company's Articles of Incorporation for the following:

1.	Increased the authorized shares of Common Stock, par value $ .001 per share from 500,000,000 shares to 1,000,000,000 shares.

2.	To create 10,000,000 shares of blank check preferred stock $001 par value per share.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008 AND 2007

Note 13                  Subsequent Events (cont'd)

3.
To authorize the Company's Board of Directors, in its discretion, to amend the Company's Articles of Incorporation to effect a reverse split of the outstanding shares of the Company's common stock at a ratio of one-for-30.

On August 29, 2008, AJW Partners, LLC and its related entities (the Lender) issued the Company a new Note for all accrued unpaid interest from January 1, 2008 through July 31, 2008. The Callable Secured Convertible Note, dated August 29, 2008, in the amount of $235,113.84, bears interest at 2% per annum, payable quarterly. The Note is due on August 29, 2011. The conversion price is the average of the three (3) lowest trading prices in the 20 days prior to conversion (before the conversion date) X 32.5% = conversion price. All other terms are identical with the other Notes (see Note 2 above).

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

Howard Bielski, Chief Financial Officer. Mr. Bielski has served as our Chief Financial Officer since August 2005. Mr. Bielski is the managing member of Bielski & Bielski, LLC, an accounting firm located in West Orange, New Jersey and is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

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

Item 10. Executive Compensation

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us for our years ended July 31, 2008, 2007 and 2006 to (i) our Chief Executive Officer and (ii) our four most highly compensated officers, other than our Chief Executive Officer, whose total annual salary and bonus exceeded $100,000.

Summary Compensation Table

		Annual Long-term		Compensation Awards	Compensation Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
John Antonio	2008	$240,000	$$36,000	--	--	--
President & CEO	2007	240,000	--	--	--	--
	2006	240,000	$61,133	--	--	--

Ken McCoppen	2008	$240,000	$$36,000	--	--	--
Vice President &Secretary	2007	240,000	--	--	--	--
	2006	$240,000	$74,550	--	--	--

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates beneficial ownership of our common stock as of October 27, 2008 by each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock; each of our executive officers and directors; and all of our executive officers and directors as a group.

Name and Address of Beneficial Owner (1)(2)	Common Shares Beneficially Owned (1)	Total	Percent of Class (3)

John A. Antonio (4)	7,700,000	7,700,000	1.5%

Howard Bielski	3,000,000	3,000,000	0.5%

McKinley Boston	500,000	500,000	*

Ken McCoppen	10,112,500	10,112,500	1.9%

Michael Shen	4,000,000	4,000,000	0.8%

Andrew M. Thompson (5)	111,111,111	111,111,111	21.8%

All directors and Executive 25,312,500 totaling 4.9%.

*Less than 1%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 19, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Wellstar International, Inc., 6911 Pilliod Road, Holland, Ohio 43528.

(3)	Based on 509,940,017 shares issued and outstanding as of October 27, 2008.

(4)	Includes (i) 7,700,000 shares of common stock owned by Mr. Antonio

(5)	Includes (i) 111,111,111shares of common stock underlying a $400,000 Secured Convertible Note (ii)

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

****** Incorporated by reference to Form 8-K filed with the Commission on November 24, 2006

******* Incorporated by reference to Form 8-K filed with the Commission on December 6, 2006

******* Incorporated by reference to Form 8-K filed with the Commission on July 12, 2007

Item 14. Principal Accounting Fees and Services

Audit fees

The aggregate fees billed for professional services rendered by our independent auditors for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $[34,908] and $40,542 for the years ended July 31, 2008 and July 31, 2007, respectively.

Audit-Related Fees

No audit-related fees were incurred for the years ended July 31, 2008 and July 31, 2007.

Tax Fees

No tax fees were incurred for the years ended July 31, 2008 and July 31, 2007.

All Other Fees

We did not incur any fees for other professional services rendered by our independent auditors during the years ended July 31, 2008 and July 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLSTAR INTERNATIONAL, INC.

Dated: November 17, 2008	By:	/s/ John Antonio
John Antonio
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 17, 2008	By:	/s/ Howard Bielski
Howard Bielski
Chief Financial Officer
(Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ John Antonio	President and Chief Executive Officer, Director	November 17, 2008
John Antonio	(Principal Executive Officer)

/s/ Ken McCoppen	Senior Vice President, Director	November 17, 2008
Ken McCoppen

/s/ Micahel Shen	Director	November 17,2008
Michael Shen

/s/ McKinley Boston	Director	November 17, 2008
McKinley Boston