Form 10-Q
period 2008-10-31
Wellstar International, Inc.
filed 2008-12-19
CIK 1346248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q
  (Mark one)

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

WELLSTAR INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1834908 (I.R.S. Employer Identification No.)

6911 Pilliod Road Holland, Ohio 43528 (Address of principal executive offices)

(419) 865-0069
(Registrant’s telephone number, including area code)

 Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	Smaller reporting company 
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of November 30, 2008 was 534,916,475.

Table of Contents

		Page
Part I –	Financial Information
	Item 1. Financial Statements (unaudited)	F-1
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	9
	Item 4T. Controls and Procedures	9
Part II –	Other Information
	Item 1. Legal Proceedings	10
	Item 1A. Risk Factors	10
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10
	Item 3. Defaults upon Senior Securities	10
	Item 4. Submission of Matters to a Vote of Security Holders	10
	Item 5. Other Information	10
	Item 6. Exhibits	10
Signatures		11
Exhibit Index
Rule 13a-14(a) Certification executed by John Antonio
Rule 13a-14(a) Certification executed by Howard Bielski
Section 1350 Certification

 PART I
FINANCIAL INFORMATION

WELLSTAR INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008 AND 2007

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEETS	F-1 - F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5 - F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-22

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31 2008 (Unaudited)	July 31 2008 (Audited)
Current Assets:
Cash	$113	$25,560
Prepaid Expenses	169,400	40
Rent Refund Receivable	1,580	1,580
Total Current Assets	171.093	27,180
Fixed Assets:
Imaging Equipment	837,874	837,874
Office Equipment and Fixtures	154.884	154,540
Subtotal	992,758	992,414
Less: Accumulated Depreciation	424,407	374,414
Net Fixed Assets	568.351	618,000
Intangible Assets:
Covenant Not To Compete	20,000	20,000
Manufacturing and Distribution Agreement	700,000	700,000
Subtotal	720,000	720,000
Less: Accumulated Amortization	384,384	352,304
Net Intangible Assets	335,616	367,696
Other Assets:
Loan Acquisition Cost (net of amortization of $231,805 @ 10/31/08 and $216,861 @ 7/31/08)	65,720	80,664
Software and Manuals (net of amortization of $104,080	31,320	35,975
@ 10/31/08 and $99,425 @ 7/31/08)
Security Deposit	4.525	4,525
Total Other Assets	101.565	121,164
Total Assets	$1,176,625	$1,134,040

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

LIABILITIES LESS SHAREHOLDERS' DEFICIT

	October 31 2008 (Unaudited)	July 31 2008 (Audited)
Current Liabilities:
Cash Book Overdraft	$15,637	$
Accounts Payable	761,955		699,295
Accrued Expenses	2,077,554		1,915,925
Note & Loan Payable - Other	21,500		13,000
Notes Payable	750,000		750,000
Derivative Instrument Liability - Loan	391,079		374,952
Derivative Instrument Liability - Convertible Notes	1,995,230		2,525,027
Convertible Debt	1,033,656		530.452
Total Current Liabilities	7,046.611		6,808,651
Long Term Liabilities:
Convertible Debt	29,442		85,499
Derivative Instrument Liability - Convertible Notes	4,238,688		5,841,505
Derivative Instrument Liability - Warrants	244,305		1.153.454
Total Long-Term Liabilities	4.512.435		7.080,458
Total Liabilities	11,559,046		13,889.109
Stockholders' Deficit:
Common Stock
Authorized 1,000,000,000 Shares, par value .001 per
Share Issued Shares, 519,940,017 - Outstanding Shares, 518,440,017 (10/31/08) and 460,040,217 (7/31/08)	518,441		460,041
Paid in Surplus	1,400,210		1,098,260
Retained Earnings (Deficit)	(12,301,072)		(14,313,370)
Total Shareholders' Deficit	(10,382,421)		(12,755,069)
Total Liabilities Less Stockholder's Deficit	$1,176,625		$1,134,040

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months October 31,
Income:	2008	2007
Revenue from Medical Imaging	$-	$-
Cost of Sales	-	-
Gross Profit	-	-

Operating Expenses:
Selling, General and Administrative	426,244	396,439
Depreciation and Amortization	101,672	92,506
Total Operating Expenses	527,916	488,945
Loss from Operations	(527,916)	(488,945)
Other Expense (Income):
Interest Income	(59)	(436)
Interest Expense	121,852	107,561
Derivative Instrument (Income) Expense, Net	(2,770,907)	1,449,594
Non-Registration Penalties	108,900	60,000
Total Other Expenses (Income)	(2,540,214)	1,616,719
Income (Loss) before Provision for Taxes	2,012,298	(2,105,664)
Provision for Taxes	-	-
Net Income (Loss)	$2,012,298	$(2,105,664)

Net Income (Loss) Per Share, Basic and Diluted	(.0)	$(.02)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	484,409,682	124,234,564

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, August 1, 2008	460,040,217	$460,041	$1,098,260	$(14,313,370)	$(12,755,069)

Stock Issued to Consultants and Others for Services and
Expenses	33,000,000	33,000	279,660		312,660

Conversion of Debentures	15,400,000	15,400	25,140		40,540

Stock Issued for Cash	10,000,000	10,000	(2,850)		7,150

Net Income for the Period				2,012,298	2,012,298

Balance, October 31, 2008	518,440,217	$518,441	$1,400,210	$(12,301,072)	$(10,382,421)

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Month Ended October 31,
Cash Flows from Operating Activities:	2008	2007
Net Income (Loss)	$2,012,298	$(2,105,664)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and Amortization	101,672	92,506
Services Paid in Stock	143,260	45,385
Interest Paid in Stock		5,670
Derivative Instrument (Income) Expense, Net	(2,770,907)	1,449,594
Delinquent Registration Penalty	108,900	60,000
Changes in Operating Assets and Liabilities:
Increase (Decrease) In:
Accounts Receivable		50,000
Prepaid Expenses	40	12,040
Accounts Payable	78,637	29,965
Accrued Expenses	285,347	161,052
Net Cash Used in Operating Activities	(40,753)	(199,452)
Cash Flows from Investing Activities:
Purchase of Equipment and Software	(344)	(20,025)
Net Cash Used in Investing Activities	(344)	(20,025)
Cash Flows From Financing Activities:
Loan Payable - Other	8,500
Payments of Financing Costs		(5,000)
Proceeds from Issuance of Convertible Notes		175,000
Issuance of Stock for Cash	7.150
Net Cash Provided by Financing Activities	15.650	170.000
Net Increase in Cash	(25,447)	(49,477)
Cash at Beginning of Period	25,560	64,791
Cash at End of Period	$113	$15,314
Cash Paid for Interest	$-0-	$-0-
Cash Paid for Taxes	$-0-	$-0-

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

1.	During the three months ended October 31, 2008, convertible debentures in the amount of $40,540 were converted into 15,400,000 shares of Common Stock.

2.	33,000,000 shares of Common Stock was issued for services rendered in the three months ended October 31, 2008. The amount was $312,660.

3.
During the three months ended October 31, 2007, stock purchase warrants exercisable for 15,000,000 shares of Common Stock were issued in connection with a closing on $175,000 of convertible notes had no cash effect.

4.	5,682,142 shares of Common Stock was issued for services rendered. The amount was $45,385 in the three months ended October 31, 2007.

5.	During the three months ended October 31, 2007, convertible debentures and related accrued interest in the amount of $5,670 were converted into 900,000 shares of Common Stock.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

AS OF OCTOBER 31, 2008

(UNAUDITED)

NOTE 1             Summary of Significant Accounting Policies and Organization

a) Organization and Recent Company History

Wellstar International, Inc. (the "Company") was incorporated December 15, 1997, under the laws of the State of Nevada. Through its wholly owned subsidiary, Trillennium Medical Imaging, Inc. ("TMr'), it is developing and licensing the use of advanced thermal imaging technology.

b) Principles of Consolidation

The consolidated financial statements include the accounts of Wellstar International, Inc. and its wholly owned subsidiary, Trillennium Medical Imaging, Inc. (collectively, the "Company").

c) Interim Condensed Consolidated Financial Statements

The consolidated financial statements as of and for the three months ended October 31, 2008 and 2007 are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended October 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet information as of July 31, 2008 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB for the year ended July 31, 2008. The interim consolidated financial statements should be read in conjunction with that report.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF OCTOBER 31, 2008

(UNAUDITED)

NOTE 1            Summary of Significant Accounting Policies and Organization (cont'd)

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

I)  Cash

For the purpose of the Statement of Cash Flows, cash is defined as balances held in corporate checking accounts and money market accounts.

g) Income (Loss) Per Share

Basic and diluted net income (loss) per common share for the three months ended October 31, 2008 and 2007 are computed based upon the weighted average number of common shares outstanding. The assumed conversion of Common Stock equivalents was not included in the computation of diluted Income (loss) per share because the assumed conversion and exercise would be anti-dilutive due to the net Income (loss) incurred. Based on the conversion formula in the Agreements (see Note 2 and 3) on the conversion of its convertible notes would have resulted in the issuance of additional common shares in the amount of 28,380,807,648, on October 31, 2008.

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

i) Derivative Instruments

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our Common Stock. In certain circumstances, these options or, warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF OCTOBER 31, 2008
(UNAUDITED)

NOTE 1             Summary of Significant Accounting Policies and Organization (cont'd)

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

k) Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consists of a checking account with a financial institution in excess of insured limits. There was no excess above insured limits at October 31, 2008. The Company does not anticipate non-performance by the financial institution.

l)  Fair Value of Financial Instruments

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF OCTOBER 31, 2008

(UNAUDITED1

NOTE 1             Summary of Significant Accounting Policies and Organization (cont'd)

m) Equipment

Imaging and office equipment are recorded at cost and depreciated on the straight line method with an estimated life of five (5) years. Imaging equipment is at the customers facility where the equipment is used or stored by the Company until placed in use. The Company retains title to the imaging equipment while it is at the customers location. Depreciation expense for the three months ended October 31, 2008 and 2007 were $49,993 and $33,257, respectfully.

n) Intangible Assets

Loan acquisition costs are stated at cost and relate to the costs of acquiring the convertible notes (see Note 2) and to obtaining the $400,000 Note Payable (see Note 3). Amortization is provided for under the straight line method over three (3) years, which is the term of the convertible notes and six months for the original term of the Note Payable. Total amorti-zation for the three months ended October 31, 2008 and 2007 were $14,944 and $10,128, respectfully.

Software and manuals, Covenant Not To Compete and Manufacturing & Distribution Agreement acquired in the acquisition of Micro Health Systems, Inc. (See Note 3) with cost of $80,000, $20,000 and $700,000 respectively are being amortized over a 24 month period for the software and the Covenant and 5 V2 years for the manufacturing and distribution agreement. The total amortization expense for the three months ended October 31, 2008 and 2007 were $36,735 and $49,120, respectfully.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

AS OF OCTOBER 31, 2008

(UNAUDITED)

NOTE 1             Summary of Significant Accounting Policies and Organization (coned)

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

The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the notes to be converted, plus related accrued interest, by the conversion price. The conversion price in effect on any conversion date will be at the selling stockholder's option, at the lower of (i) $0.12 or (ii) a 40% discount to the average of the three lowest intraday trading prices for the Common Stock on a principal market for the twenty trading days preceding, but not including, the conversion date for all notes except a discount of 67.50% relates to stock conversions for the convertible debentures dated April 22, 2008, June 12, 2008 and August 29, 2008. The total shares at October 31, 2008 were 25,807,934,847.

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

AS OF OCTOBER 31, 2008

NOTE 2              Convertible Notes (cont'd)

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
The notes are convertible, at the holders option, into shares of Common Stock, in whole or in part,.at any time after the original issue date.

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

The funds were advanced on March 26, 2007, in the amount of $150,000, less a $15,000 charge as a loan acquisition cost, amortized over the loan period of 36 months. The notes are convertible, at the holders option, into shares of Common Stock, in whole or in part, at any time after the original issue date. No interest shall be due or any payable for any month in which the Company's stock trading price is greater than $.0775 for each trading day of the month. The notes are secured by all the assets and intellectual property of the Company.

On May 30, 2007, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $435,000 of 8% secured convertible notes due May 30, 2010, and for stock purchase warrants of 10,000,000 shares of Common Stock exercisable at anytime at $.02 per share, expiring on the seventh anniversary from the date of issue, May 30, 2014.

The funds were advanced on May 30, 2007, in the amount of $415,000, less a $20,000 charge as a loan acquisition cost, amortized over the loan period of 36 months. The notes are convertible, at the holders option, into shares of Common Stock, in whole or in part, at any time after the original issue date. No interest shall be due or any payable for any month in which the Company's stock trading price is greater than $.0775 for each trading day of the month. The notes are secured by all the assets and intellectual property of the Company.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008

NOTE 2             Convertible Notes (cont'd)

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
AS OF OCTOBER 31, 2008

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

On August 29, 2008, AJW Partners, LLC and its related entities (the Lender) issued the Company a new Note for all accrued unpaid interest from January 1, 2008 through August 29, 2008. The Callable Secured Convertible Note, dated August 29, 2008, in the amount of $235,113.84, bears interest at 2% per annum, payable quarterly. The Note is due on August 29, 2011. The conversion price is the average of the three (3) lowest trading prices in the 20 days prior to conversion (before the conversion date) X 32.5% = conversion price. All other terms are identical with the other Note.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008

NOTE 2             Convertible Notes (cont'd)

See Paragraph 2 of this note related to the terms of conversion. The total shares at October 31, 2008, included in Paragraph 2 above, includes all additional convertible notes.

All notes include a Registration Rights Agreement. The Company was required to register additional shares in relation to all the additional agreements listed above, this was not done. There is a penalty of 2% per month of the note amount, a penalty of $804,474 was accrued through October 31, 2008.

In connection with the aforementioned issuance of the $1,000,000 of convertible notes, on October 31, 2005, the Company granted a first priority security interest in all the assets of the Company. The issuance of convertible notes resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and SFAS 133 (see Note 4). The note holder's have converted notes of $749,132 into 340,748,200 shares of Common Stock as of October 31, 2008. The balance of the notes are $5,051,590, at October 31, 2008. Interest due of $95,372 is included in Accrued Expenses.

NOTE 3              Notes Payable

a) The Company has borrowed $150,000 from an unrelated individual. The Note is dated August 1, 2005. The outstanding balance of the loan shall bear monetary interest at the fixed rate of six percent (6%) simple, non-compounding interest payable in arrears per annum.

The outstanding balance of principal and interest is due and payable on demand on or after August 1, 2006. All payments shall apply first to interest accrued and then principal. The Company may prepay all or part without a pre-payment penalty. The loan was not paid on August 1, 2006 and was extended under the same terms by mutual agreement. Interest due of $29,675 is included in Accrued Expenses.

Default shall occur upon (1) failure to make payment on the note or transfer of stock when due, (2) Company institutes bankruptcy or solvency proceedings or make an assignment for the benefit of creditors.

Note Payable - Current                                                                 $150,000

b)  The Company has entered into a loan agreement with an unrelated individual. The note is dated October 11, 2005. The note provides for a total loan of $400,000, the Company received $190,000 by October 31, 2005. The balance of $210,000 was subsequently received on November 29, 2005. The note bears interest at a fixed rate of 8%, plus the prevailing variable margin rate charged to the lender. As of October 31, 2008, the margin rate was 7.625%. The lender was paid a loan acquisition cost on December 5, 2005, in Common Stock of 1 million shares.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008

NOTE 3             Notes Payable

The cost was recorded at market value at the date of the loan which was $ .12 per share, for a total of $120,000. The outstanding balance of principal and accrued interest was due and payable on April 11, 2006. The note has been extended to February 28, 2007 by addendum under the current terms and interest is being accrued. The addendum was signed on November 11, 2006. In consideration of the waiver and extension, the Company, with the signing, paid the lender $20,000. The lender was also issued additional warrants to purchase 400,000 shares of common stock, 200,000 at $0.10 per share and 200,000 at $0.20 per share, which expire on February 28, 2008. As of October 31, 2008, the note has not been paid.

At October 31, 2008, $186,618 of interest expense is included in Accrued Expenses. As security for the loan, the Company has pledged all of its tangible and intangible assets. Commencing on January 1, 2006, the Company shall establish an escrow account and shall deposit 25% of all proceeds generated by the thermal imaging cameras purchased with $210,000 of proceeds from the loan. The funds shall remain in escrow for use in paying all sums due to the lender. To October 31, 2008, no funds have been put into escrow.

In addition, the lender has the option to convert the loan into fully registered, unsecured Common Stock of the Company at a conversion price on the day of conversion, minus 40%. The total shares at October 31, 2008 were 2,572,876,801. The lender shall have the right to convert on the prepayment date or the due date, whichever occurs first. The issuance of the notes and warrants resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and FASB 133 (see Note 4).

Balance due at October 31, 2008                                                                           $400,000

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

AS OF OCTOBER 31, 2008

NOTE 3             Notes Payable

The 2,000,000 shares of Restricted Common Stock were issued on December 21, 2005 and priced at the market price of $ .10 per share for a total value of $200,000. The cost was allocated as follows:

Mikron Manufacturing Distribution Agreement Customer List and Intangible Assets	$700,000
Tangible Assets	80,000
Covenant Not-To-Compete	20,000
Total	$800,000

In addition, 1,500,000 shares of Restricted Common Stock are being held in escrow as security for the note payable of $200,000. These shares have been shown as issued but not outstanding. The Company is in default on $200,000 of the Note Payable and interest of $4,000 which was due June 19, 2006 on the first $100,000 of notes due. Due to the default, the interest charged from June 19, 2006 is 18% on the $200,000 Note Payable. Interest expense of $87,411 is included in Accrued Expenses.

On November 28, 2006, the Company received a letter due to the default, giving it ten (10) days to pay the note and accrued interest or the 1,500,000 shares held in escrow will be issued to the shareholder of Micro Health Systems, Inc. As of October 31, 2008 and through December 12, 2008 nothing has transpired.

Balance due at October 31, 2008                                                                            $200,000

d)  The Company has borrowed $10,000 from an unrelated company. The Note is dated April

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008

NOTE 4                  Derivative Financial Instrument Liabilities (cont'd)

In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at October 31, 2008, we used the market price of our Common Stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. All options, warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our Common Stock, the expected volatility of our Common Stock over the remaining life of the options and warrants has been estimated at 123%, based on a review of the historical volatility and of entities considered by management as comparable. The risk-free rates of return used ranged from 0.12% to 1.80%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008

NOTE 4              Derivative Financial Instrument Liabilities (cont'd)

At October 31, 2008, the following derivative liabilities related to Common Stock options and warrants and embedded derivative instruments were outstanding (see Notes 2 and 3):

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price Per Share	Value - Issue Date	Value - Oct. 31, 2008
10/11/05	04/11/06	1,000,000	Thompson	$.50	$41,526	$0

11/19/06	02/18/08	200,000	Thompson	$.10	3,845	0

11/19/06	02/18/08	200,000	Thompson	$.20	2,276	0

10/31/05	10/31/10	1,666,667	AJW Partners	$.50	169,629	69

01/20/06	01/20/11	1,666,667	AJW Partners	$.50	81,321	115

07/25/06	07/25/11	833,333	AJW Partners	$.50	146,197	134

08/04/06	08/04/11	833,333	AJW Partners	$.50	102,816	142

11/30/06	11/30/13	4,000,000	AJW Partners	$.08	158,741	7,536

03/26/07	03/26/14	1,000,000	AJW Partners	$.03	25,433	2,487

05/30/07	05/30/14	10,000,000	AJW Partners	$.02	163,409	27,160

10/12/07	10/12/14	15,000,000	AJW Partners	$.0001	179,353	56,328

I1/15/07	11/15/10	10,000,000	AJW Partners	$.0001	39,649	37,561

12/14/07	12/14/10	10,000,000	AJW Partners	$.0001	24,000	37,568

04/22/08	04/22/15	20,000,000	AJW Partners	$.0001	17,540	75.205
Fair value of derivative instrument liabilities for warrants					$1,155,735	$244,305

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008

NOTE 4             Derivative Financial Instrument Liabilities (cont'd)

Issue Date	Due Date	Note Amount	Instrument	Exercise	Value - Issue Date	Value - Oct. 31, 2008
10/11/05	04/11/06	$400,000	Loan	Various	$370,189	$391,079

10/31/05	10/31/08	1,000,000	Convertible Notes	Various	2,681,204	186,735

01/20/06	01/20/09	1,000,000	Convertible Notes	Various	1,363,058	810,986

07/25/06	07/25/09	500,000	Convertible Notes	Various	791,994	495,787

08/04/06	08/04/09	500,000	Convertible Notes	Various	616,127	501,722

11/30/06	11/30/09	400,000	Convertible Notes	Various	523,047	433,476

03/26/07	03/26/10	165,000	Convertible Notes	Various	274,500	190,278

05/30/07	05/30/10	435,000	Convertible Notes	Various	825,801	516,387

10/12/07	10/12/10	175,000	Convertible Notes	Various	711,289	218,969

11/15/07	11/15/10	325,000	Convertible Notes	Various	465,052	410,497

12/14/07	12/14/07	315,000	Convertible Notes	Various	631,254	401,460

12/31/07	12/31/10	427,760	Convertible Notes	Various	894,835	547,955

04/22/08	04/22/11	190,000	Convertible Notes	Various	569,394	510,707

06/12/08	06/12/11	135,000	Convertible Notes	Various	555,374	365,518

08/29/08	08/29/11	235,114	Convertible Notes	Various	875,919	643.441

Fair value of bifurcated embedded derivative instrument liabilities					$12,149,037	$6,624,997

Total derivative financial instruments					$13,304,772	$6,869,302

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008

NOTE 5             Stockholders' Equity (Deficit)

During the three months ended October 31, 2008, the Company issued the following shares of restricted common stock for services rendered; for Public Relations/Marketing services 29,900,000 shares, at market value, for computer software design 1,500,000 shares at 70% of market value and for unreimbursed expenses 2,600,000 shares at 70% of market value. The total was recorded as common stock $33,000 and additional paid-in capital of $279,660. The total of $312,660 is reflected as an expense in the Statement of Operations.

NOTE 6             Derivative Instruments Income, Net

Derivative instruments income of $2,770,907 represents the net unrealized (non-cash) change during the three months ended October 31, 2008, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

NOTE 7            Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net income of $2,012,298 after derivative instrument income of $2,770,907, and a loss from operations of ($527,916) and a negative cash flow from operations of $40,753 for the three months ended October 31, 2008, negative working capital of $6,875,518 and a stockholders' deficiency of $10,382,421 at October 31, 2008.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008

NOTE 8             Lease Agreement

On July 17, 2007, Trillenium Medical Imaging, Inc., a wholly owned subsidiary, entered into a lease agreement with an unrelated party for a facility in New York City. The lease replaced a prior lease in the same facility. The lease is for a period of one year with a monthly rent of $4,435. The lease expires July 16, 2009. The Company incurred a rent expense of approximately $13,305 for the three months ended October 31, 2008. Future rental payments under the lease for the year ended July 31, 2009 is $39,915.

NOTE 9             Subsequent Events

AJW Partners, LLC and related entities converted a portion of their notes (See Note 2) into 12,500,000 shares of Common Stock during the period November 1, 2008 through December 11, 2008.

On December 3, 2008, the President of the Company issued Promissory Notes to AJW Partners, LLC, a related entity, in the amount of $57,500. $50,000 was loaned to the Company and $7,500 was paid as Loan Acquisition Costs. The Notes bear no interest unless and until an event of default occurs, as specified in the Notes. The Notes are due December 31, 2009.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note on Forward-Looking Statements

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight including changes in the trends of the mobile computing industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included in the Company’s Form S-1 and Form S-1a filed with the Securities and Exchange Commission.

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of Wellstar International, Inc.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements ("Notes").

Background

Wellstar through it’s wholly owned subsidiary, Trillennium Medical Imaging, Inc. (“Trillennium,” “TMI” or “the Company”) has developed an innovative thermal imaging system designed for the evaluation and early detection of heat patterns within the body that indicate the presence of physiological changes such as pressure ulcers, referred pain and metabolic changes within the breast. The Company’s infrared imaging involves the detection and recording of skin temperature and injury patterns, providing visual and quantitative documentation to accurately capture body temperature data. The Company’s system map changes in skin blood flow by translating temperature data into pictures. The interpretation of these temperatures and thermal patterns can play an important role in the development of a diagnosis. The Company’s system consists of proprietary imagers (“TMI 7800 Imager”), operating software (“Image MHS 5.0 Software”) and a comprehensive data transmission and collection network, for which TMI has patents pending.  The Company seeks to be the first-to-market in deep tissue injury and pressure ulcer detection using its proprietary infrared imaging system. Thermal Imaging is a low cost, noncontact, non-radioactive diagnostic screening procedure designed for clinical evaluation. In addition, thermal imaging provides an ability to track the progress of therapies being utilized in a low cost, non-invasive manner.  Thermal Imaging can detect signs of pressure ulcers before they are visible with the naked eye through detection of temperature changes at the site which allows for treatment of the pressure ulcer before it erupts. The TMI system can be used to scan all new patients into hospitals and long-term care facilities prior admittance and begin treating existing wounds before they are visible.The TMI technology and software is approved by the FDA as an Adjunctive Diagnostic screening procedure for early breast cancer detection, differential diagnosis of pain dysfunctions, (such as Reflex Sympathetic Dystrophy, Neuromuscular Skeletal Syndromes and Neurological disorders), the early detection of pressure ulcers, deep tissue injuries, and bed sores, as well as orthopedic applications. The Company’s imaging research concurrently looks to initiate consideration of thermography as a viable tool and a medical standard for predicting and preventing pressure ulcers in the medical community.

TMI is currently seeking financing to complete the necessary changes to the System and bring the System to market. The company will initially focus is efforts on Hospitals and long term care facilities.

Plan of Operation and Financing Needs

We are seeking financing in different amounts. Initiallty we are attempting to raise one million dollars. This money would be used for the roll out of our TMI System to the long term care market. With the million dollars, the company will be in a position to start implementing sales within the first quarter of 2009. The next round of investment the company will be looking for will be approximately eleven million dollars. This money will be used to retire the current company debt and for expansion.

If We Are Unable to Obtain Additional Funding, Our Business Operations Will be Harmed. In Addition, Section 4e of the October 2005 Securities Purchase Agreements Contains Certain Restrictions and Limitations on Our Ability to Seek Additional Financing. If We Do Obtain Additional Financing, Our Then Existing Shareholders May Suffer Substantial Dilution.
Results of Operations

Quarter Ended October 31, 2008 compared to Quarter Ended October 31, 2007 (all references are to the Quarter Ended October 31)

Total Net Sales: Total Net Sales were none in the first quarter ended October 31, 2008 and none for the same period in 2007.

Cost of Sales and Gross Profit:  Cost of Sales for the first quarter of 2008 was none and none for the same period  in 2007.

Operating, Selling, General and Administrative Expenses:  Operating, selling, general and administrative expenses increased by $38,971, or 8% in the 2008 first quarter to $527,916 from $488,945 in 2007.  This increase reflects increases in stockholder relations expenses. In addition, penalties for failure to register securities increased by $ 48,900 to $ 108,900 from $ 60,000, salaries decreased by $ 32,831 from $ 196,931 to $ 161,100 and professional fees decreased by $ 32,192 from $ 77,452 to $ 45,260 for the same period in 2007.

Loss from Operations:  Loss from operations for the first quarter of 2008 was $527,916, an increase of $38,971 or 8% from the loss from operations in 2007 of $488,945 as a result of the aforementioned increase in operating, sales and administrative expenses.

Other Income and Expense:  Total other income of $2,540,214 in 2008 represented an increase of $4,156,933 from the expense of $1,616,719 in 2007 as a result of higher income from derivative instrument income for the period related to a decrease in derivative instrument liabilities caused by higher stock prices.

Net Income:  Net income of $2,012,298 for the first quarter of 2008 was $4,117,962 higher than the net loss of $2,105,664 for the same period in 2007 due to other income from derivative instrument income.

Liquidity and Capital Resources

 As of October 31, 2008, we had a working capital deficit of approximately $6,875,518, and cash of $113. We have acquired additional financing in the amount of  $50,000 when the President of The Company issued Promissory Notes to AJW Partners, LLC and affiliates entered into in December of 2008. However, we do not have the funds necessary to maintain our operations for the remainder of our fiscal year, and will need to raise additional funding.

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

$500,000 in July 2006 and $500,000 in August 2006.

The secured convertible notes issued pursuant to our October 2005 through June 2008 Securities Purchase Agreements bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.12 or (ii) generally a 40% discount to the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. As of November 28, 2008, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $ .0012 and, therefore, the conversion price for the secured convertible notes was $ .0007. Based on this conversion price, the $5,064,048 outstanding principal amount of the secured convertible notes, excluding interest, were convertible into approximately 7,234,354,285 shares of our common stock.The stock purchase warrants have an exercise price of $0.0001 and $0.50 per share. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive cash proceeds in the amount of $3,055,000 if the lender exercises the  warrants. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use the cash to liquidate the debt.

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

Sources and Uses of Cash

	Three Months Ended Oct 31,
(In thousands)	2008	2007
Cash flow data:
Net cash provided by (used in) operating activities	(41)	(199)
Net cash (used in) investing activities	(0)	(20)
Net cash provided (used) by financing activities	16	170
Net increase (decrease) in cash and cash equivalents	(25)	(49)
Cash and cash equivalents, beginning of period	26	65
Cash and cash equivalents, end of period	0	15

Operating Activities
Net cash used in operating activities for the Three Months ended October 31, 2008 was $40,753, a decrease of $158,699 from the same period in 2007 reflecting the decrease in operating expenses.

Investing Activities
Cash used in investing activities for the Three Months ended October 31, 2008 was $344, down $19,681 from the same period in 2007 represented principally in a decrease in the purchase of imaging equipment.

Financing Activities
Net cash provided by financing activities for the Three Months ended October 31, 2008 was $15,650 as compared with $170,000 for the same period last year.  The decrease is attributed to a decrease in the prodeeds from the issuance of convertible notes.

As of October 31, 2008, the Company had cash and cash equivalents in the amount of $113 as compared with $15,314 at October 31, 2007.

Critical Accounting Policies

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

In September, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance in measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value , and the effect of fair value measurement on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on its financial position, results of operations, or cash flows for the current fiscal year.

On December 21, 2006, the Financial Accounting Standards Board (FASB) posted FASB Staff Position (FSP) FSPEITF00-19-2, Accounting For Registration Payment Arrangements. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting For Contingencies. This FSP further clarifies that the financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. We have accounted for registration payments as required under its securituies purchase agreement and will follow this pronouncement effect from date of issue.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option For Financial Assets And Financial Liabilities” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect the existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable and issued debt. If the use of fair value is elected, any up-front costs and fees related to the item must be recognized in earnings and can not be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 will have on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4T. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially owned more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-KSB filed with the SEC on November 17, 2008 for the period ended July 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.
 Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.Item 6. Exhibits.

31.1	Certification of Periodic Financial Reports by John AntonioJohn Antonio in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Financial Reports by Howard Bielski in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by John Antonio in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2	Certification of Periodic Financial Reports by Howard Bielski in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLSTAR INTERNATIONAK, INC.

Date: December 19, 2008	By:	/s/ John Antonio
John Antonio
Chief Executive Officer

Date: December 19, 2008	By:	/s/ Howard Bielski
Howard Bielski
Chief Financial Officer