Form 10-Q
period 2009-01-31
Wellstar International, Inc.
filed 2009-03-13
CIK 1346248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2009

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, $0.001 par value	1,522,703,975 as of March 3, 2009

Table of Contents

		Page
Part I –	Financial Information
	Item 1. Financial Statements (unaudited)	F-1
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	9
	Item 4T. Controls and Procedures	9
Part II –	Other Information
	Item 1. Legal Proceedings	10
	Item 1A. Risk Factors	10
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10
	Item 3. Defaults upon Senior Securities	10
	Item 4. Submission of Matters to a Vote of Security Holders	10
	Item 5. Other Information	10
	Item 6. Exhibits	10
Signatures		11
Exhibit Index
Rule 13a-14(a) Certification executed by John Antonio
Rule 13a-14(a) Certification executed by Howard Bielski
Section 1350 Certification

 PART I
FINANCIAL INFORMATION

WELLSTAR INTERNATIONAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009 AND 2008

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEET	F-3, F-4

CONSOLIDATED STATEMENT OF OPERATIONS	F-5

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F-6

CONSOLIDATED STATEMENT OF CASH FLOWS	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENT	F-8 to F-25

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31 2009 (Unaudited)	July 31 2008 (Audited)
Current Assets:
Cash	$178,086	$25,560
Prepaid Expenses	16,125	40
Rent Refund Receivable	1,580	1,580
Total Current Assets	195,791	27,180
Fixed Assets:
Imaging Equipment	837,874	837,874
Office Equipment and Fixtures	154,884	154,540
Subtotal	992,758	992,414

Less: Accumulated Depreciation	474,403	374,414
Net Fixed Assets	518,355	618,000

Intangible Assets:
Covenant Not To Compete	20,000	20,000
Manufacturing and Distribution Agreement	700,000	700,000
Subtotal	720,000	720,000

Less: Accumulated Amortization	416,463	352,304
Net Intangible Assets	303,537	367,696

Other Assets:
Loan Acquisition Cost (net of amortization of $231,805 @ 10/31/08 and $216,861 @ 7/31/08)	57,108	80,664
Software and Manuals (net of amortization of $104,080	26,666	35,975
@ 10/31/08 and $99,425 @ 7/31/08)
Security Deposit	4.525	4,525
Total Other Assets	88,299	121,164
Total Assets	$1,105,982	$1,134,040

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES LESS SHAREHOLDERS’ DEFICIT

	January 31 2009 (Unaudited)	July 31 2008 (Audited)
Current Liabilities:
Accounts Payable	$671,555	$699,295
Accrued Expenses	2,455,050	1,915,925
Note & Loan Payable - Other	29,912	13,000
Note & Loan Payable - Officer	69,680	-
Notes Payable	750,000	750,000
Derivative Instrument Liability - Loan	401,581	374,952
Derivative Instrument Liability - Convertible Notes	2,886,686	2,525,027
Convertible Debt	1,499,866	530,452
Total Current Liabilities	8,764,330	6,808,651

Long Term Liabilities:
Convertible Debt	38,015	85,499
Derivative Instrument Liability - Convertible Notes	4,500,900	5,841,505
Derivative Instrument Liability - Warrants	98,114	1,153,454
Total Long-Term Liabilities	4,637,029	7,080,458

Total Liabilities	13,401,359	13,889.109

Stockholders' Deficit:
Common Stock
Authorized 1,000,000,000 Shares, par value .001 per
Share Issued Shares, 519,940,017 - Outstanding Shares, 518,440,017 (10/31/08) and 460,040,217 (7/31/08)	1,148,705	460,041
Paid in Surplus	1,318,878	1,098,260
Retained Earnings (Deficit)	(14,762,960)	(14,313,370)
Total Shareholders' Deficit	(12,295,377)	(12,755,069)
Total Liabilities Less Stockholder's Deficit	$1,105,982	$1,134,040

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months January 31,		Six Months January 31,
Income:	2009	2008	2009		2009
Revenue from Medical Imaging	$-0-	$-0-		$-0-		$-0-
Cost of Sales	-0-	-0-		-0-		-0-
Gross Profit	-0-	-0-		-0-		-0-

Operating Expenses:	512,795	689,042		939,039		1,085,481
Selling, General and Administrative	95,342	110,370		197,014		202,876
Depreciation and Amortization	608,137	799,412		1,136,053		1,288,357
Total Operating Expenses

Loss from Operations	(608,137)	(799,412)		(1,136,053)		(1,288,357)

Other Expense (Income):
Interest Income	(3)	(1,415)		(62)		(1,851)
Interest Expense	128,272	119,514		250,124		227,075
Derivative Instrument (Income) Expense, Net	108,900	122,400		217,800		182,400
Non-Registration Penalties	1,616,582	(3,783,355)		(1,154,325)		(2,333,761)
Total Other Expenses (Income)	1,853,751	(3,542,856)		(686,463)		(1,926,137)

Income (Loss) before Provision for Taxes	(2,461,888)	2,743,444		(449,590)		637,780
Provision for Taxes	-	-		-		-
Net Income (Loss)	$(2,461,888)	$2,743,444		$(449,590)		$637,780

Net Income (Loss) Per Share, Basic and Diluted	$.0	$.02	$	(-)	$	(-)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	697,103,141	175,496,901		509,756,411		149,868,232

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JANUARY 31, 2009

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, August 1, 2008	460,040,217	$460,041	$1,098,260	$(14,313,370)	$(12,755,069)

Stock Issued to Consultants and Others for Services and
Expenses	66,176,450	66,176	335,196		401,372

Conversion of Debentures	435,400,000	435,400	(271,040)		164,360

Stock Issued for Cash	203,200,000	203,200	140,350		343,550

Company Stock Donated	(16,112,500)	(16,112)	16,112

Net (Loss) for the Period				(449,590)	(449,590)

Balance, January 31, 2009	1,148,704,167	$1,148,705	$1,318,878	$(14,762,960)	$(12,295,377)

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Month Ended January 31,
Cash Flows from Operating Activities:	2009	2008
Net Income Loss	$(449,590)	$637,780
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and Amortization	197,014	202,876
Services Paid in Stock	385,247	65,382
Derivative Instrument (Income) Expense, Net	(1,154,325)	(2,333,761)
Delinquent Registration Penalty	217,800	182,400
Changes in Operating Assets and Liabilities:
Increase (Decrease) In:
Accounts Receivable	-	50,000
Prepaid Expenses	40	12,244
Accounts Payable	(27,740)	52,713
Accrued Expenses	554,282	335,648
Net Cash Used in Operating Activities	(277,272)	(794,718)

Cash Flows from Investing Activities:
Purchase of Equipment and Software	(344)	(45.525)
Net Cash Used in Investing Activities	(344)	(45.525)

Cash Flows From Financing Activities:
Payments of Financing Costs	-	(35,000)
Proceeds from Issuance of Convertible Notes	-	815,000
Note Payable - Officer	59,680	-
Note Payable - Other	16,912	-
Issuance of Stock for Cash	343,550	-
Net Cash Provided by Financing Activities	430,142	780,000

Net Increase in Cash	152,526	(60,243)

Cash at Beginning of Period	25,560	64,791
Cash at End of Period	$178,086	$4,548

Cash Paid for Interest	$-0-	$-0-

Cash Paid for Taxes	$-0-	$-0-

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

1.	During the six months ended January 31, 2009, convertible debentures in the amount of $164,360 were converted into 435,400,000 shares of Common Stock.

2.	66,176,450 shares of Common Stock was issued for services rendered in the six months ended January 31, 2009. The amount was $401,372.

3.	During the six months ended January 31, 2009, two officer/stockholders donated 16,112,500 shares of the Company stock they owned to the Company. This transaction has no effect on cash.

4.
During the six months ended January 31, 2008, stock purchase warrants exercisable for 35,000,000 shares of Common Stock were issued in connection with a closing on $815,000 of convertible notes had no cash effect.

5.	7,682,142 shares of Common Stock was issued for services rendered. The amount was $65,382 in the six months ended January 31, 2008.

6.	During the six months ended January 31, 2008, convertible debentures in the amount of $161,117 were converted into 101,274,500 shares of Common Stock.

7.	During the six months ended January 31, 2008, the Company acquired software for cameras in the amount of $300,000, which was not paid for, as such, has no effect on cash in this period.

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2009

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

c)	Interim Condensed Consolidated Financial Statements

The consolidated financial statements as of and for the six months ended January 31, 2009 and 2008 are unaudited.  In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  The consolidated results of operations for the six months ended January 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  The consolidated balance sheet information as of July 31, 2008 was derived from the audited consolidated financial statements included in the Company’s annual report Form 10-KSB for the year ended July 31, 2008.  The interim consolidated financial statements should be read in conjunction with that report.

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
AS OF JANUARY 31, 2009

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

g)           Income (Loss) Per Share

Basic and diluted net income (loss) per common share for the six months ended January 31, 2009 and 2008 are computed based upon the weighted average number of common shares outstanding.  The assumed conversion of Common Stock equivalents was not included in the computation of diluted Income (loss) per share because the assumed conversion and exercise would be anti-dilutive due to the net Income (loss) incurred.  Based on the conversion formula in the Agreements (see Note 2 and 3) on the conversion of its convertible notes would have resulted in the issuance of additional common shares in the amount of 77,728,682,692, on January 31, 2009.

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
AS OF JANUARY 31, 2009

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

Financial instruments which potentially subject the Company to concentrations of credit risk consists of a checking account with a financial institution in excess of insured limits.  There was no excess above insured limits at January 31, 2009.  The Company does not anticipate non-performance by the financial institution.

l)	Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2009

(UNAUDITED)

NOTE 1          Summary of Significant Accounting Policies and Organization (cont’d)

m)           Equipment

Imaging and office equipment are recorded at cost and depreciated on the straight line method with an estimated life of five (5) years.  Imaging equipment is at the customers facility where the equipment is used or stored by the Company until placed in use.  The Company retains title to the imaging equipment while it is at the customers location.  Depreciation expense for the six months ended January 31, 2009 and 2008 were $99,989 and $87,916, respectfully.

n)           Intangible Assets

Loan acquisition costs are stated at cost and relate to the costs of acquiring the convertible notes (see Note 2) and to obtaining the $400,000 Note Payable (see Note 3).  Amortization is provided for under the straight line method over three (3) years, which is the term of the convertible notes and six months for the original term of the Note Payable. Total amortization for the six months ended January 31, 2009 and 2008 were $23,556 and $22,269, respectfully.

Software and manuals, Covenant Not To Compete and Manufacturing & Distribution Agreement acquired in the acquisition of Micro Health Systems, Inc. (See Note 3) with cost of $80,000, $20,000 and $700,000 respectively are being amortized over a 24 month period for the software and the Covenant and 5 ½ years for the manufacturing and distribution agreement. The total amortization expense for the six months ended January 31, 2009 and 2008 were $73,469 and $92,692, respectfully.

o)	Long-lived Assets

Estimates of future cash flows used to test recoverability of long-lived assets shall be based on the existing service potential of the asset or asset group at the date it is tested.  The testing will be done annually prior to July 31st, the Company’s fiscal year end.

Management, in reviewing the value, is of the opinion that its carrying values of its imaging equipment are not higher than fair value to sell.  It also is of the opinion that it’s exclusive Mikron Manufacture and Distribution Agreement which is at a carrying value of 50% of its cost three years ago, is a low value.  Current tests of its imaging equipment are currently under way by a major medical facility and management is of the opinion the tests will yield positive results to effect future revenue and cash flow.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2009

(UNAUDITED)

NOTE 1          Summary of Significant Accounting Policies and Organization (cont’d)

p)	Derivative Instruments

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

q)	Registration Rights Agreements

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2009

NOTE 2          Convertible Notes (cont’d)

The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the notes to be converted, plus related accrued interest, by the conversion price.  The conversion price in effect on any conversion date will be at the selling stockholder’s option, at the lower of (i) $0.12 or (ii) a 40% discount to the average of the three lowest intraday trading prices for the Common Stock on a principal market for the twenty trading days preceding, but not including, the conversion date for all notes except a discount of 67.50% relates to stock conversions for the convertible debentures dated April 22, 2008, June 12, 2008 and August 29, 2008.  The total shares at January 31, 2009 were 71,453,974,359.

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
AS OF JANUARY 31, 2009

NOTE 2          Convertible Notes (cont’d)

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
AS OF JANUARY 31, 2009

NOTE 2          Convertible Notes (cont’d)

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
AS OF JANUARY 31, 2009

NOTE 2          Convertible Notes (cont’d)

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

On August 29, 2008, AJW Partners, LLC and its related entities (the Lender) issued the Company a new Note for all accrued unpaid interest from January 1, 2008 through August 29, 2008.  The accrued interest has been reclassified to a convertible note payable.  The Callable Secured Convertible Note, dated August 29, 2008, in the amount of $235,113.84, bears interest at 2% per annum, payable quarterly.  The Note is due on August 29, 2011.  The conversion price is the average of the three (3) lowest trading prices in the 20 days prior to conversion (before the conversion date) X 32.5% = conversion price.  All other terms are identical with the other Note.

See Paragraph 2 of this note related to the terms of conversion.  The total shares at January 31, 2009, included in Paragraph 2 above, includes all additional convertible notes.

All notes include a Registration Rights Agreement.  The Company was required to register additional shares in relation to all the additional agreements listed above, this was not done.  There is a penalty of 2% per month of the note amount, a penalty of $913,374 was accrued through January 31, 2009.

In connection with the aforementioned issuance of the $1,000,000 of convertible notes, on October 31, 2005, the Company granted a first priority security interest in all the assets of the Company.  The issuance of convertible notes resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and SFAS 133 (see Note 4).  The note holder’s have converted notes of $872,952 into 760,748,200 shares of Common Stock as of January 31, 2009.  The balance of the notes are $4,927,758, at January 31, 2009. Interest due of $193,982 is included in Accrued Expenses.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009

NOTE 2          Convertible Notes (cont’d)

The classification as short-term and long-term derivative instrument liabilities-convertible notes, derivative instrument liabilities warrants and convertible debt is based upon the due date of the notes and the date the warrants expire.  Some of the notes have passed their due dates and others are due within one year; these are shown as current liabilities, the other are shown as long-term liabilities.  The warrants are shown as long-term as the expiration dates are over one year.

NOTE 3          Notes Payable

a)
The Company has borrowed $150,000 from an unrelated individual.  The Note is dated August 1, 2005.  The outstanding balance of the loan shall bear monetary interest at the fixed rate of six percent (6%) simple, non-compounding interest payable in arrears per annum.

The outstanding balance of principal and interest is due and payable on demand on or after August 1, 2006.  All payments shall apply first to interest accrued and then principal.  The Company may prepay all or part without a pre-payment penalty.  The loan was not paid on August 1, 2006 and was extended under the same terms by mutual agreement.  Interest due of $31,975 is included in Accrued Expenses.

Default shall occur upon (1) failure to make payment on the note or transfer of stock when due, (2) Company institutes bankruptcy or solvency proceedings or make an assignment for the benefit of creditors.

Note Payable - Current	$150,000

b)
The Company has entered into a loan agreement with an unrelated individual.  The note is dated October 11, 2005.  The note provides for a total loan of $400,000, the Company received $190,000 by October 31, 2005.  The balance of $210,000 was subsequently received on November 29, 2005.  The note bears interest at a fixed rate of 8%, plus the prevailing variable margin rate charged to the lender.  As of January 31, 2009, the margin rate was 7.625%.  The lender was paid a loan acquisition cost on December 5, 2005, in Common Stock of 1 million shares.

The cost was recorded at market value at the date of the loan which was $ .12 per share, for a total of $120,000.  The outstanding balance of principal and accrued interest was due and payable on April 11, 2006.  The note has been extended to February 28, 2007 by addendum under the current terms and interest is being accrued.  The addendum was signed on November 11, 2006.  In consideration of the waiver and extension, the Company, with the signing, paid the lender $20,000.  The lender was also issued additional warrants to purchase 400,000 shares of common stock, 200,000 at $0.10 per share and 200,000 at $0.20 per share, which expire on February 28, 2008. As of January 31, 2009, the note has not been paid.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009

NOTE 3          Notes Payable (cont’d)

At January 31, 2009, $202,372 of interest expense is included in Accrued Expenses.  As security for the loan, the Company has pledged all of its tangible and intangible assets.  Commencing on January 1, 2006, the Company shall establish an escrow account and shall deposit 25% of all proceeds generated by the thermal imaging cameras purchased with $210,000 of proceeds from the loan.  The funds shall remain in escrow for use in paying all sums due to the lender.  To January 31, 2009, no funds have been put into escrow.

In addition, the lender has the option to convert the loan into fully registered, unsecured Common Stock of the Company at a conversion price on the day of conversion, minus 40%.  The total shares at January 31, 2009 were 6,274,708,333. The lender shall have the right to convert on the prepayment date or the due date, whichever occurs first.  The issuance of the notes and warrants resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and FASB 133 (see
Note 4).

Balance due at January 31, 2009	$400,000

c)	On December 21, 2005, the Company completed the purchase of certain assets of Micro Health Systems, Inc. (“MHS”) under a definitive agreement.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009

NOTE 3          Notes Payable (cont’d)

In addition, 1,500,000 shares of Restricted Common Stock are being held in escrow as security for the note payable of $200,000.  These shares have been shown as issued but not outstanding.  The Company is in default on $200,000 of the Note Payable and interest of $4,000 which was due June 19, 2006 on the first $100,000 of notes due.  Due to the default, the interest charged from June 19, 2006 is 18% on the $200,000 Note Payable.  Interest expense of $96,486 is included in Accrued Expenses.

On November 28, 2006, the Company received a letter due to the default, giving it ten (10) days to pay the note and accrued interest or the 1,500,000 shares held in escrow will be issued to the shareholder of Micro Health Systems, Inc.  As of January 31, 2009 and through December 12, 2008 nothing has transpired.

Balance due at October 31, 2008	$200,000

d)
The Company has borrowed $10,000 from an unrelated company.  The Note is dated April 14, 2008, and was due on July 15, 2008 (maturity date).  The Note has an interest rate of 15% per annum.  Per the terms of the Note, the Company is in default as it failed to pay the principal and interest due upon the maturity date.  In an event of default, Lender by notice given to Borrower may declare the unpaid principal and accrued interest owing upon this notice to be immediately payable.  The Company (Borrower) has not received any demand for payment from the Lender as of January 31, 2009.  The Note is included as a current liability in Note and Loan Payable - Other, in the amount of $10,000.  The note was paid on full in February 2, 2009.

e)
The Company has borrowed $16,912 from an unrelated party.  The note is dated January 16, 2009, and was due on February 16, 2009 (maturity date).  The note has an interest rate of 12% per annum. Per the terms of the note, the Company is in default as it failed to pay the principal and interest due upon the maturity date.  In the event of default, the lender, by notice given to the borrower, may declare the unpaid principal and accrued interest owing to be paid.  The Company (borrower) has not received any demand for payment as of March 5, 2009.  The note is included as a current liability in Notes and Loans Payable - Other in the amount of $16,912.

f)
On December 3, 2008, the President of the Company issued Promissory Notes to AJW Partners, LLC, and related entities, in the amount of $57,500. $50,000 was loaned to the Company and $7,500 was paid as Loan Acquisition Costs.  The Notes bear no interest unless and until an event of default occurs, as specified in the Notes.  The Notes are due December 31, 2009.  The $50,000 is included as a Current Liability in Note and Loan Payable - Officer.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009

NOTE 4          Derivative Financial Instrument Liabilities

We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.  See Note 1, related to embedded derivative instruments accounting policy.

In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at January 31, 2009, we used the market price of our Common Stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument.  All options, warrants and conversion options can be exercised by the holder at any time.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009

NOTE 4          Derivative Financial Instrument Liabilities (cont’d)

At January 31, 2009, the following derivative liabilities related to Common Stock options and warrants and embedded derivative instruments were outstanding (see Notes 2 and 3):

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price Per Share	Value - Issue Date	Value - Jan. 31, 2009
10/11/05	04/11/06	1,000,000	Thompson	$.50	$41,526	$0

11/19/06	02/18/08	200,000	Thompson	$.10	3,845	0

11/19/06	02/18/08	200,000	Thompson	$.20	2,276	0

10/31/05	10/31/10	1,666,667	AJW Partners	$.50	169,629	3

01/20/06	01/20/11	1,666,667	AJW Partners	$.50	81,321	7

07/25/06	07/25/11	833,333	AJW Partners	$.50	146,197	13

08/04/06	08/04/11	833,333	AJW Partners	$.50	102,816	14

11/30/06	11/30/13	4,000,000	AJW Partners	$.08	158,741	2,169

03/26/07	03/26/14	1,000,000	AJW Partners	$.03	25,433	811

05/30/07	05/30/14	10,000,000	AJW Partners	$.02	163,409	9,244

10/12/07	10/12/14	15,000,000	AJW Partners	$.0001	179,353	23,384

I1/15/07	11/15/10	10,000,000	AJW Partners	$.0001	39,649	15,605

12/14/07	12/14/10	10,000,000	AJW Partners	$.0001	24,000	15,605

04/22/08	04/22/15	20,000,000	AJW Partners	$.0001	17,540	31,266
Fair value of derivative instrument liabilities for warrants					$1,155,735	$98,114

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009

NOTE 4          Derivative Financial Instrument Liabilities (cont’d)

Issue Date	Due Date	Note Amount	Instrument	Exercise	Value - Issue Date	Value - Jan. 31, 2009
10/11/05	04/11/06	$400,000	Loan	Various	$370,189	$401,581

10/31/05	10/31/08	1,000,000	Convertible Notes	Various	2,681,204	134,002

01/20/06	01/20/09	1,000,000	Convertible Notes	Various	1,363,058	1,051,282

07/25/06	07/25/09	500,000	Convertible Notes	Various	791,994	590,285

08/04/06	08/04/09	500,000	Convertible Notes	Various	616,127	596,738

11/30/06	11/30/09	400,000	Convertible Notes	Various	523,047	514,379

03/26/07	03/26/10	165,000	Convertible Notes	Various	274,500	225,221

05/30/07	05/30/10	435,000	Convertible Notes	Various	825,801	611,202

10/12/07	10/12/10	175,000	Convertible Notes	Various	711,289	258,855

11/15/07	11/15/10	325,000	Convertible Notes	Various	465,052	485,241

12/14/07	12/14/07	315,000	Convertible Notes	Various	631,254	474,492

12/31/07	12/31/10	427,760	Convertible Notes	Various	894,835	647,652

04/22/08	04/22/11	190,000	Convertible Notes	Various	569,394	604,507

06/12/08	06/12/11	135,000	Convertible Notes	Various	555,374	432,493

08/29/08	08/29/11	235,114	Convertible Notes	Various	875,919	761,237

Fair value of bifurcated embedded derivative instrument liabilities					$12,149,037	$7,889,167

Total derivative financial instruments					$13,304,772	$7,887,281

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009

NOTE 5         Accrued Expenses

The following are the components of Accrued Expenses:

	January 31, 2009	July 31, 2008

Penalties - Registrations	$913,374	$695,574
Interest on Debt	524,898	512,488
Payroll and Payroll Taxes	1,001,409	682,133
Professional Fees	14,169	24,530
Accrued Trade Payables	1,200	1,200
	$2,455,050	$1,915,925

NOTE 6         Stockholders’ Equity (Deficit)

During the six months ended January 31, 2009, the Company issued the following shares of restricted common stock for services rendered; for Public Relations/Marketing services 45,900,000 shares, at market value, for computer software design 3,500,000 shares at 70% of market value and for unreimbursed expenses 8,050,000 shares at 70% of market value, for legal fees 5,726,458 and financial consulting 4,000,000 at market value.  The total was recorded as common stock $66,176 and additional paid-in capital of $335,196.  The total of $401,372 is reflected as an expense in the Statement of Operations.

NOTE 7          Derivative Instruments Income, Net

Derivative instruments income of $1,154,325 represents the net unrealized (non-cash) change during the six months ended January 31, 2009, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

NOTE 8         Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $(449,590) after derivative instrument income of $1,154,325,  and a loss from operations of ($1,136,053) and a  negative cash flow from operations of $277,272 for the six months ended January 31, 2009, negative working capital of $8,568,539 and a stockholders’ deficiency of $12,295,377 at January 31, 2009.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009

NOTE 8         Going Concern (cont’d)

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

NOTE 9         Lease Agreement

On July 17, 2007, Trillenium Medical Imaging, Inc., a wholly owned subsidiary, entered into a lease agreement with an unrelated party for a facility in New York City.  The lease replaced a prior lease in the same facility.  The lease is for a period of one year with a monthly rent of $4,435.  The lease expires July 16, 2009.  The Company incurred a rent expense of approximately $26,210 for the six months ended January 31, 2009.  Future rental payments under the lease for the year ended July 31, 2009 is $26,610.

NOTE 10       Subsequent Events

AJW Partners, LLC and related entities converted a portion of their notes (See Note 2) into 532,500,000 shares of Common Stock during the period February 1, 2009 through March 5, 2009.

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

Plan of Operation and Financing Needs

We are seeking financing in different amounts. Initiallty we are attempting to raise one to ten million dollars. This money would be used for the roll out of our TMI System to the long term care market. With the million dollars, the company will be in a position to start implementing sales within the three months of receipt of the money . The next round of investment the company will be looking for will be approximately nine million dollars. This money will be used to retire the current company debt and for expansion.

If We Are Unable to Obtain Additional Funding, Our Business Operations Will be Harmed. In Addition, Section 4e of the October 2005 Securities Purchase Agreements Contains Certain Restrictions and Limitations on Our Ability to Seek Additional Financing. If We Do Obtain Additional Financing, Our Then Existing Shareholders May Suffer Substantial Dilution.

Results of Operations

Quarter Ended January 31, 2009 compared to Quarter Ended January 31, 2008 (all references are to the Quarter Ended January 31)

Total Net Sales: Total Net Sales were none in the second quarter ended January 31, 2009 and none for the same period in 2008.

Cost of Sales and Gross Profit:  Cost of Sales for the second quarter of 2009 was none and none for the same period  in 2008.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $176,247, or 26% in the 2009 second quarter to $512,795 from $689,042 in 2008. The decrease is primarily due to a decrease in salaries of $ 184,169 from $ 161,100 in the 2009 second quarter  to $ 345,269 in 2008.

Loss from Operations:  Loss from operations for the second quarter of 2009 was $608,137, an decrease of $191,275 or 24% from the loss from operations in 2008 of $799,412 as a result of the aforementioned decrease in  sales and administrative expenses.

Other Income and Expense:  Total other expenses of $1,853,751 in 2009 represented an increase of $5,396,607 from the income of $3,542,856 in 2008 as a result of higher expense from derivative instrument income for the period related to a decrease in derivative instrument liabilities caused by lower stock prices.

Net Loss:  Net loss of $2,461,888 for the first quarter of 2009 was $5,205,332 higher than the net income of $2,743,444 for the same period in 2008 due to other income from derivative instrument income.

Six Months Ended January 31, 2009 compared to Six Months Ended January 31, 2008 (all references are to the Quarter Ended January 31)

Total Net Sales: Total Net Sales were none for the six months ended January 31, 2009 and none for the same period in 2008.

Cost of Sales and Gross Profit:  Cost of Sales for the six months ended January 31, 2009 was none and none for the same period in 2008.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased by $146,442, or 13% for the six months ended January 31, 2009 to $939,039 from $1,085,481 in 2008. The decrease is primarily due to a decrease in salaries of $ 220,000 from $ 542,200 for the six months ended January 31, 2009 to $ 322,200 in 2008.

Loss from Operations:  Loss from operations for the six months ended January 31, 2009 was $ 1,136,053, an decrease of $92,304 or 8% from the loss from operations in 2008 of $1,228,357 as a result of the aforementioned decrease in  sales and administrative expenses.

Other Income and Expense:  Total other income of $686,463 for the six months ended January 31, 2009 represents a decrease of $1,239,674 from the income of $1,926,137 in 2008 as a result of a lower income from derivative instrument income for the period due to a decrease in derivative instrument liabilities caused by lower stock prices.

Net Loss:  Net loss of $449,590 for the six months ended January 31, 2009 was $1,087,370 higher than the net income of $637,780 for the same period in 2008 due to the increase in expense from derivative instruments.

Liquidity and Capital Resources

 As of January 31, 2009, we had a working capital deficit of approximately $8,568,539, and cash of $178,806. We have acquired additional funding in the amount of  $336,400 from the sale of the company’s common stock. However, we do not have the funds necessary to maintain our operations for the remainder of our fiscal year, and will need to raise additional funding.

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

Sources and Uses of Cash

	Six Months Ended Jan 31,
(In thousands)	2009	2008
Cash flow data:
Net cash provided by (used in) operating activities	(277)	(795)
Net cash (used in) investing activities	(0)	45)
Net cash provided (used) by financing activities	430	780
Net increase (decrease) in cash and cash equivalents	152	(60)
Cash and cash equivalents, beginning of period	25	65
Cash and cash equivalents, end of period	178	5

Operating Activities
Net cash used in operating activities for the Six Months ended January 31, 2009 was $277,272, a decrease of $517,446 from the same period in 2008 reflecting the decrease in operating expenses.

Investing Activities
Cash used in investing activities for the Six Months ended January 31, 2009 was $344, down $45,181 from the same period in 2008 represented principally in a decrease in the purchase of imaging equipment.

Financing Activities
Net cash provided by financing activities for the Six Months ended January 31, 2009 was $430,142 as compared with $780000 for the same period last year.  The decrease is attributed to a decrease in the prodeeds from the issuance of convertible notes.

As of January 31, 2009, the Company had cash and cash equivalents in the amount of $178,086 as compared with $4,548 at January 31, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4T. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of July 31, 2008. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms , and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2009, our disclosure controls and procedures were effective.

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

None.

 Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification of Periodic Financial Reports by John Antonio in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Financial Reports by Howard Bielski in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Financial Reports by John Antonio in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350
32.2	Certification of Periodic Financial Reports by Howard Bielski in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLSTAR INTERNATIONAK, INC.

Date: March 13, 2009	By:	/s/ John Antonio
John Antonio
Chief Executive Officer

Date: March 13, 2009	By:	/s/ Howard Bielski
Howard Bielski
Chief Financial Officer