Form 10-Q
period 2009-04-30
Wellstar International, Inc.
filed 2009-06-15
CIK 1346248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
  (Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

WELLSTAR INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1834908 (I.R.S. Employer Identification No.)

6911 Pilliod Road Holland, Ohio 43528 (Address of principal executive offices)

419-865-0069
(Registrant’s telephone number, including area code)

 Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of May 21, 2009 was 1,689,092,864.

Table of Contents

PART I
FINANCIAL INFORMATION

WELLSTAR INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2009 AND 2008

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2009 AND 2008

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEETS	F-1, F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F-4

CONSOLIDATED STATEMENT OF CASH FLOWS	F-5, F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENT	F-7 to F-23

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30	July 31
	2009	2008
	(Unaudited)	(Audited)
Current Assets:
Cash	$69	$25,560
Prepaid Expenses	-	40
Rent Refund Receivable	1,580	1,580
Total Current Assets	1,649	27,180

Fixed Assets:
Imaging Equipment	837,874	837,874
Office Equipment and Fixtures	154,884	154,540
Subtotal	992,758	992,414

Less: Accumulated Depreciation	522,766	374,414
Net Fixed Assets	469,992	618,000

Intangible Assets:
Covenant Not To Compete	20,000	20,000
Manufacturing and Distribution Agreement	700,000	700,000
Subtotal	720,000	720,000

Less: Accumulated Amortization	447,497	352,304
Net Intangible Assets	272,503	367,696

Other Assets:
Loan Acquisition Cost (net of amortization of $248,748 @ 4/30/09 and $216,861 @ 7/31/08)	48,777	80,664
Software and Manuals (net of amortization of $113,237
@ 4/30/09 and $99,425 @ 7/31/08)	22,163	35,975
Security Deposit
Total Other Assets	4,525	4,525
	75,465	121,164
Total Assets
	$819,609	$1,134,040

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES LESS SHAREHOLDERS’ DEFICIT

	April 30	July 31
	2009	2008
	(Unaudited)	(Audited)
Current Liabilities:
Accounts Payable	$613,617	$699,295
Accrued Expenses	2,842,748	1,915,925
Note & Loan Payable - Other	63,382	13,000
Note and Loan Payable - Officer	49,680	-
Notes Payable	750,000	750,000
Derivative Instrument Liability - Loan	411,741	374,952
Derivative Instrument Liability - Convertible Notes	2,732,281	2,525,027
Convertible Debt	1,679,961	530,452
Total Current Liabilities	9,143,410	6,808,651

Long Term Liabilities:
Convertible Debt	53,887	85,499
Derivative Instrument Liability - Convertible Notes	4,048,699	5,841,505
Derivative Instrument Liability - Warrants	34,687	1,153,454
Total Long-Term Liabilities	4,137,273	7,080,458

Total Liabilities	13,280,683	13,889,109

Stockholders’ Deficit:
Common Stock
Authorized 1,700,000,000 Shares, par value .001 per
Share Issued Shares, 1,689,092,864 - Outstanding
Shares, 1,687,592,864 (4/30/09) and 460,040,217 (7/31/08)	1,687,594	460,041
Paid in Surplus	1,058,823	1,098,260
Retained Earnings (Deficit)	(15,207,491)	(14,313,370)
Total Shareholders’ Deficit	(12,461,074)	(12,755,069)

Total Liabilities Less Stockholder’s Deficit	$819,609	$1,134,040

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months April 30,				Nine Months April 30,
	2009		2008		2009		2008
Income:
Revenue from Medical Imaging	$	- 0 -	$	- 0 -	$	- 0 -	$	- 0 -
Cost of Sales		- 0 -		- 0 -		- 0 -		- 0 -
Gross Profit (Loss)		- 0 -		- 0 -		- 0 -		- 0 -

Operating Expenses:
Selling, General and Administrative		451,540		552,815		1,390,579		1,638,296
Depreciation and Amortization		92,230		87,163		289,244		290,039
Total Operating Expenses		543,770		639,978		1,679,823		1,928,335

Loss from Operations		(543,770)		(639,978)		(1,679,823)		(1,928,335)

Other Expense (Income):
Interest Income		(106)		(321)		(168)		(2,172)
Interest Expense		127,039		117,721		377,163		344,796
Derivative Instrument, Net		(335,072)		2,130,894		(1,489,397)		(202,867)
Delinquent Stock Registration Penalty		108,900		120,300		326,700		302,700
Total Other Expenses (Income)		(99,239)		2,368,594		(785,702)		442,457

Income (Loss) before Provision for Taxes		(444,531)		(3,008,572)		(894,121)		(2,370,792)
Provision for Taxes		-		-		-		-
Net Income (Loss)		$(444,531)		$(3,008,572)		$(894,121)		$(2,370,792)

Net Income (Loss) Per Share, Basic and Diluted	$	- 0 -		$(.01)	$	- 0 -		$(.01)

Weighted Average Number of Common Shares
Outstanding, Basic and Diluted		1,481,019,930		271,161,961		880,988,840		189,709,238

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED APRIL 30, 2009

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, August 1, 2008	460,040,217	$460,041	$1,098,260	$(14,313,370)	$(12,755,069)

Stock Issued to Consultants and Others for Services and Expenses	230,065,339	230,065	321,307		551,372

Conversion of Debentures	810,400,000	810,400	(517,206)		293,194

Stock Issued for Cash	203,200,000	203,200	140,350		343,550

Company Stock Donated	(16,112,500)	(16,112)	16,112

Net (Loss) for the Period				(894,121)	(894,121)

Balance, April 30, 2009	1,687,593,056	$1,687,594	$1,058,823	$(15,207,491)	$(12,461,074)

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended April 30,
	2009		2008
Cash Flows from Operating Activities:
Net Loss		$(894,121)		$(2,370,792)
Adjustments to Reconcile Net Loss to Net Cash used
in Operating Activities:
Depreciation and Amortization		289,244		290,039
Delinquent Registration Penalty		326,700		302,700
Services Paid in Stock		551,372		95,082
Derivative Instrument Expense, Net		(1,489,397)		(202,867)
Changes in Operating Assets and Liabilities:
Increase (Decrease) In:
Accounts Receivable		-		50,000
Prepaid Expenses		40		7,470
Accounts Payable		(85,678)		247,517
Accrued Expenses		833,081		623,044
Net Cash Used in Operating Activities		(468,759)		(957,807)

Cash Flows from Investing Activities:
Purchase of Equipment		(344)		(51,698)
Net Cash Used in Investing Activities		(344)		(51,698)

Cash Flows From Financing Activities:
Payments of Financing Costs		-		(40,000)
Proceeds from Issuance of Convertible Notes		-		1,005,000
Note and Loans Payable - Other		50,382		14,300
Note Payable - Officer		49,680		-
Issuance of Stock for Cash		343,550		-
Net Cash Provided by Financing Activities		443,612		979,300

Net Decrease in Cash		(25,491)		(30,205)

Cash at Beginning of Period		25,560		64,791
Cash at End of Period		$69		$34,586

Cash Paid for Interest	$	- 0 -	$	- 0 -

Cash Paid for Taxes	$	- 0 -	$	- 0 -

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2009 AND 2008

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

1.	During the nine months ended April 30, 2009, convertible debentures in the amount of $293,194 were converted into 810,400,000 shares of Common Stock.

2.	230,065,339 shares of Common Stock was issued for services rendered in the nine months ended April 30, 2009. The amount was $551,372.

3.	During the nine months ended April 30, 2008, two officer/stockholders donated 16,112,500 shares of the Company stock they owned to the Company. This transaction has no effect on cash.

4.
During the nine months ended April 30, 2008, stock purchase warrants exercisable for 45,000,000 shares of Common Stock were issued in connection with closings on $690,000 of convertible notes had no cash effect.

5.	During the nine months ended April 30, 2008, 40,682,142 shares of Common Stock was issued for services rendered. The amount was $95,082.

6.	During the nine months ended April 30, 2008, convertible debentures in the amount of $228,531 were converted into 238,674,100 shares of Common Stock.

7.	During the nine months ended April 30, 2008, the Company acquired software for cameras in the amount of $300,000, which was not paid for, as such, has no effect on cash in this period.

8.	During the nine months ended April 30, 2009 and 2008, delinquent registration penalties of $326,700 and $302,700, respectively, were recorded, no cash was expended.

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2009

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

c)	Interim Condensed Consolidated Financial Statements

The consolidated financial statements as of and for the nine months ended April 30, 2009 and 2008 are unaudited.  In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  The consolidated results of operations for the nine months ended April 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  The consolidated balance sheet information as of July 31, 2008 was derived from the audited consolidated financial statements included in the Company’s annual report Form 10-KSB for the year ended July 31, 2008.  The interim consolidated financial statements should be read in conjunction with that report.

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
AS OF APRIL 30, 2009

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

g)           Income (Loss) Per Share

Basic and diluted net income (loss) per common share for the nine months ended April 30, 2009 and 2008 are computed based upon the weighted average number of common shares outstanding.  The assumed conversion of Common Stock equivalents was not included in the computation of diluted Income (loss) per share because the assumed conversion and exercise would be anti-dilutive due to the net Income (loss) incurred.  Based on the conversion formula in the Agreements (see Note 2 and 3) on the conversion of its convertible notes would have resulted in the issuance of additional common shares in the amount of 169,443,419,444, on April 30, 2009.

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
AS OF APRIL 30, 2009

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

Financial instruments which potentially subject the Company to concentrations of credit risk consists of a checking account with a financial institution which may be in excess of insured limits.  There was no excess above insured limits at April 30, 2009.  The Company does not anticipate non-performance by the financial institution.

l)	Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2009

(UNAUDITED)

NOTE 1              Summary of Significant Accounting Policies and Organization (cont’d)

m)           Equipment

Imaging and office equipment are recorded at cost and depreciated on the straight line method with an estimated life of five (5) years.  Imaging equipment is at the customers facility where the equipment is used or stored by the Company until placed in use.  The Company retains title to the imaging equipment while it is at the customers location.  Depreciation expense for the nine months ended April 30, 2009 and 2008 were $148,352  and $126,561, respectfully.

n)           Intangible Assets

Loan acquisition costs are stated at cost and relate to the costs of acquiring the convertible notes (see Note 2) and to obtaining the $400,000 Note Payable (see Note 3).  Amortization is provided for under the straight line method over three (3) years, which is the term of the convertible notes and nine months for the original term of the Note Payable. Total amortization for the nine months ended April 30, 2009 and 2008 were $31,887 and $34,949, respectfully.

Software and manuals, Covenant Not To Compete and Manufacturing & Distribution Agreement acquired in the acquisition of Micro Health Systems, Inc. (See Note 3) with cost of $80,000, $20,000 and $700,000 respectively are being amortized over a 24 month period for the software and the Covenant and 5 ½ years for the manufacturing and distribution agreement. The total amortization expense for the nine months ended April 30, 2009 and 2008 were $109,005 and $128,529, respectfully.

o)	Long-lived Assets

Estimates of future cash flows used to test recoverability of long-lived assets shall be based on the existing service potential of the asset or asset group at the date it is tested.  The testing will be done annually prior to July 31st, the Company’s fiscal year end, but will also be tested whenever events or changes in circumstances indicate that its carrying value may not be recoverable.

Management, in reviewing the value, is of the opinion that its carrying values of its imaging equipment are not higher than fair value to sell.  It also is of the opinion that it’s exclusive Mikron Manufacture and Distribution Agreement which is at a carrying value below 50% of its cost three years ago, is a low value.  Current tests of its imaging equipment are currently under way by a major medical facility and management is of the opinion the tests will yield positive results to effect future revenue and cash flow.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2009

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2009

NOTE 2              Convertible Notes (cont’d)

The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the notes to be converted, plus related accrued interest, by the conversion price.  The conversion price in effect on any conversion date will be at the selling stockholder’s option, at the lower of (i) $0.12 or (ii) a 40% discount to the average of the three lowest intraday trading prices for the Common Stock on a principal market for the twenty trading days preceding, but not including, the conversion date for all notes except a discount of 67.50% relates to stock conversions for the convertible debentures dated April 22, 2008, June 12, 2008 and August 29, 2008.  The total possible shares available for conversion at April 30, 2009 were 152,287,558,333.

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
AS OF APRIL 30, 2009

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
AS OF APRIL 30, 2009

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
AS OF APRIL 30, 2009

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

See Paragraph 2 of this note related to the terms of conversion.  The total shares at April 30, 2009, included in Paragraph 2 above, includes all additional convertible notes.

All notes include a Registration Rights Agreement.  The Company was required to register additional shares in relation to all the additional agreements listed above, this was not done.  There is a penalty of 2% per month of the note amount, a penalty of $1,022,274 was accrued through April 30, 2009.

In connection with the aforementioned issuance of the $1,000,000 of convertible notes, on October 31, 2005, the Company granted a first priority security interest in all the assets of the Company.  The issuance of convertible notes resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and SFAS 133 (see Note 4).  The note holder’s have converted notes of $1,001,786 into 1,135,748,200 shares of Common Stock as of April 30, 2009.  The balance of the notes are $4,804,872, at April 30, 2009. Interest due of $237,747 is included in Accrued Expenses.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2009

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

The outstanding balance of principal and interest is due and payable on demand on or after August 1, 2006.  All payments shall apply first to interest accrued and then principal.  The Company may prepay all or part without a pre-payment penalty.  The loan was not paid on August 1, 2006 and was extended under the same terms by mutual agreement.  Interest due of $34,200 is included in Accrued Expenses.

Default shall occur upon (1) failure to make payment on the note or transfer of stock when due, (2) Company institutes bankruptcy or solvency proceedings or make an assignment for the benefit of creditors.

Note Payable - Current	$150,000

b)
The Company has entered into a loan agreement with an unrelated individual.  The note is dated October 11, 2005.  The note provides for a total loan of $400,000, the Company received $190,000 by October 31, 2005.  The balance of $210,000 was subsequently received on November 29, 2005.  The note bears interest at a fixed rate of 8%, plus the prevailing variable margin rate charged to the lender.  As of April 30, 2009, the margin rate was 7.625%.  The lender was paid a loan acquisition cost on December 5, 2005, in Common Stock of 1 million shares.

The cost was recorded at market value at the date of the loan which was $ .12 per share, for a total of $120,000.  The outstanding balance of principal and accrued interest was due and payable on April 11, 2006.  The note has been extended to February 28, 2007 by addendum under the current terms and interest is being accrued.  The addendum was signed on November 11, 2006.  In consideration of the waiver and extension, the Company, with the signing, paid the lender $20,000.  The lender was also issued additional warrants to purchase 400,000 shares of common stock, 200,000 at $0.10 per share and 200,000 at $0.20 per share, which expired on February 28, 2008. As of April 30, 2009, the note has not been paid.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2009

NOTE 3              Notes Payable (cont’d)

At April 30, 2009, $217,611 of interest expense is included in Accrued Expenses.  As security for the loan, the Company has pledged all of its tangible and intangible assets.  Commencing on January 1, 2006, the Company shall establish an escrow account and shall deposit 25% of all proceeds generated by the thermal imaging cameras purchased with $210,000 of proceeds from the loan.  The funds shall remain in escrow for use in paying all sums due to the lender.  To April 30, 2009, no funds have been put into escrow.

In addition, the lender has the option to convert the loan into fully registered, unsecured Common Stock of the Company at a conversion price on the day of conversion, minus 40%.  The total shares at April 30, 2009 were 17,155,861,111.  The lender shall have the right to convert on the prepayment date or the due date, whichever occurs first.  The issuance of the notes and warrants resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and FASB 133 (see
Note 4).

Balance due at April 30, 2009	$400,000

c)	On December 21, 2005, the Company completed the purchase of certain assets of Micro Health Systems, Inc. (“MHS”) under a definitive agreement.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2009

NOTE 3              Notes Payable (cont’d)

In addition, 1,500,000 shares of Restricted Common Stock are being held in escrow as security for the note payable of $200,000.  These shares have been shown as issued but not outstanding.  The Company is in default on $200,000 of the Note Payable and interest of $4,000 which was due June 19, 2006 on the first $100,000 of notes due.  Due to the default, the interest charged from June 19, 2006 is 18% on the $200,000 Note Payable.  Interest expense of $105,265 is included in Accrued Expenses.

On November 28, 2006, the Company received a letter due to the default, giving it ten (10) days to pay the note and accrued interest or the 1,500,000 shares held in escrow will be issued to the shareholder of Micro Health Systems, Inc.  As of April 30, 2009 and through June 3, 2009 nothing has transpired.

Balance due at October 31, 2008	$200,000

a)
The Company has borrowed $16,912 from an unrelated party.  The note is dated January 16, 2009, and was due on February 16, 2009 (maturity date).  The note has an interest rate of 12% per annum. Per the terms of the note, the Company is in default as it failed to pay the principal and interest due upon the maturity date.  In the event of default, the lender, by notice given to the borrower, may declare the unpaid principal and accrued interest owing to be paid.  The Company (borrower) has not received any demand for payment as of June 3, 2009.  The note is included as a current liability in Notes and Loans Payable - Other in the amount of $16,912 and $598 of interest is included in accrued expenses.

b)
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
AS OF APRIL 30, 2009

NOTE 4              Derivative Financial Instrument Liabilities

We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.  See Note 1, related to embedded derivative instruments accounting policy.

In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at April 30, 2009, we used the market price of our Common Stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument.  All options, warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our Common Stock, the expected volatility of our Common Stock over the remaining life of the options and warrants has been estimated at 123%, based on a review of the historical volatility and of entities considered by management as comparable.  The risk-free rates of return used ranged from 0.04% to 1.23%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2009

NOTE 4              Derivative Financial Instrument Liabilities (cont’d)

At April 30, 2009, the following derivative liabilities related to Common Stock options and warrants and embedded derivative instruments were outstanding (see Notes 2 and 3):

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price Per Share	Value - Issue Date	Value - Apr. 30, 2009

10/11/05	04/11/06	1,000,000	Thompson	$.50	$41,526	$0

11/19/06	02/18/08	200,000	Thompson	$.10	3,845	0

11/19/06	02/18/08	200,000	Thompson	$.20	2,276	0

10/31/05	10/31/10	1,666,667	AJW Partners	$.50	169,629	0

01/20/06	01/20/11	1,666,667	AJW Partners	$.50	81,321	0

07/25/06	07/25/11	833,333	AJW Partners	$.50	146,197	1

08/04/06	08/04/11	833,333	AJW Partners	$.50	102,816	1

11/30/06	11/30/13	4,000,000	AJW Partners	$.08	158,741	483

03/26/07	03/26/14	1,000,000	AJW Partners	$.03	25,433	212

05/30/07	05/30/14	10,000,000	AJW Partners	$.02	163,409	2,560

10/12/07	10/12/14	15,000,000	AJW Partners	$.0001	179,353	8,546

11/15/07	11/15/10	10,000,000	AJW Partners	$.0001	39,649	5,704

12/14/07	12/14/10	10,000,000	AJW Partners	$.0001	24,000	5,710

04/22/08	04/22/15	20,000,000	AJW Partners	$.0001	17,540	11,470

Fair value of derivative instrument liabilities for warrants					$1,155,735	$34,687

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2009

NOTE 4             Derivative Financial Instrument Liabilities (cont’d)

Issue Date	Due Date	Note Amount	Instrument	Exercise Price Per Share	Value - Issue Date	Value - Apr. 30, 2009

10/11/05	04/11/06	$400,000	Loan	Various	$370,189	$411,741

10/31/05	10/31/08	1,000,000	Convertible
			Notes	Various	2,681,204	0
01/20/06	01/20/09	1,000,000	Convertible
			Notes	Various	1,363,058	1,000,000
07/25/06	07/25/09	500,000	Convertible
			Notes	Various	791,994	525,008
08/04/06	08/04/09	500,000	Convertible
			Notes	Various	616,127	531,730
11/30/06	11/30/09	400,000	Convertible
			Notes	Various	523,047	467,658
03/26/07	03/26/10	165,000	Convertible
			Notes	Various	274,500	207,885
05/30/07	05/30/10	435,000	Convertible
			Notes	Various	825,801	567,343
10/12/07	10/12/10	175,000	Convertible
			Notes	Various	711,289	242,886
11/15/07	11/15/10	325,000	Convertible
			Notes	Various	465,052	455,982
12/14/07	12/14/07	315,000	Convertible
			Notes	Various	631,254	446,577
12/31/07	12/31/10	427,760	Convertible
			Notes	Various	894,835	610,001
04/22/08	04/22/11	190,000	Convertible
			Notes	Various	569,394	579,549
06/12/08	06/12/11	135,000	Convertible
			Notes	Various	555,374	414,987
08/29/08	08/29/11	235,114	Convertible
			Notes	Various	875,919	731,374

Fair value of bifurcated embedded derivative instrument liabilities					$12,149,037	$7,192,721
Total derivative financial instruments					$13,304,772	$7,227,408

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2009

NOTE 5              Accrued Expenses

The following are the components of Accrued Expenses:

	April 30, 2009	July 31, 2008

Penalties - Registrations	$1,022,274	$695,574
Interest on Debt	647,137	512,488
Payroll and Payroll Taxes	1,165,559	682,133
Professional Fees	4,600	24,530
Accrued Trade Payables	3,178	1,200
	$2,842,748	$1,915,925

NOTE 6             Stockholders’ Equity (Deficit)

During the nine months ended April 30, 2009, the Company issued the following shares of restricted common stock for services rendered; for Public Relations/Marketing services 70,900,000 shares, at market value, for computer software design 3,500,000 shares at 70% of market value and for unreimbursed expenses 8,050,000 shares at 70% of market value, for legal fees 5,726,458 and financial consulting 4,000,000 at market value and medical consulting and medical consulting 138,888,889 shares at 60% of market value.  The total was recorded as common stock $230,065 and additional paid-in capital of $321,307.  The total of $551,372 is reflected as an expense in the Statement of Operations.

NOTE 7              Derivative Instruments Income, Net

Derivative instruments income of $1,489,397 represents the net unrealized (non-cash) change during the nine months ended April 30, 2009, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

NOTE 8             Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $(894,121) after derivative instrument income of $1,489,397,  and a loss from operations of ($1,679,823) and a  negative cash flow from operations of $(468,759) for the nine months ended April 30, 2009, negative working capital of $9,141,761 and a stockholders’ deficiency of $12,461,074 at April 30, 2009.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2009

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

NOTE 9             Lease Agreement

On July 17, 2007, Trillenium Medical Imaging, Inc., a wholly owned subsidiary, entered into a lease agreement with an unrelated party for a facility in New York City.  The lease replaced a prior lease in the same facility.  The lease is for a period of one year with a monthly rent of $4,435.  The lease expires July 16, 2009.  The Company incurred a rent expense of approximately $39,915 for the nine months ended April 30, 2009.  Future rental payments under the lease for the year ended July 31, 2009 is $13,305.

NOTE 10            Subsequent Events

AJW Partners, LLC and related entities converted a portion of their notes (See Note 2) into 140,814,000 shares of Common Stock during the period May 1, 2009 through June 5, 2009.

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

Plan of Operation and Financing Needs

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

We will still need additional capital in order to continue operations until we are able to achieve positive operating cash flow. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. This money would be used for the roll out of our TMI System to the long term care market.

Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the North American stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Results of Operations

Quarter Ended April 30, 2009 compared to Quarter Ended April 30, 2008 (all references are to the Quarter Ended April 30)

Total Net Sales: Total Net Sales were none in the quarter ended April 30, 2009 and none for the same period in 2008.

Cost of Sales and Gross Profit:  Cost of Sales for the quarter ended April 30, 2009 was none and none for the same period in 2008.

Operating, Selling, General and Administrative Expenses:  Operating, selling, general and administrative expenses decreased by $96,208, or 15% in the 2009 third quarter to $543,770 from $639,978 in 2008.  This decrease reflects increases in stockholder relations expenses by $45,975. In addition, salaries increased by $ 35,529 to $ 225,000 from $ 189,471, professional fees decreased by $ 11,679 from $ 73,562 to $ 61,883 and research and development expense decreased by $ 172,800 from $ 172,800 in 2008 to none for the same period in 2009.

Loss from Operations:  Loss from operations for the third quarter of 2009 was $543,770, a decrease of $96,208 or 15% from the loss from operations in 2008 of $639,978 as a result of the aforementioned decrease in operating, sales and administrative expenses.

Other Income and Expense:  Total other income of $99,239 in 2009 represented an increase of $2,467,833 from the expense of $2,368,594 in 2008 as a result of higher income from derivative instrument income for the period related to a decrease in derivative instrument liabilities caused by higher stock prices.

Net Income:  Net loss of $444,531 for the third quarter of 2009 was $3,453,103 lower than the net loss of $3,008,572 for the same period in 2008 due to other income from derivative instrument income.

Nine Months Ended April 30, 2009 compared to Nine Months Ended April 30, 2008 (all references are to the Nine Months Ended April 30)

Total Net Sales: Total Net Sales were none for the nine months ended April 30, 2009 and none for the same period in 2008.

Cost of Sales and Gross Profit: Cost of Sales for the nine months ended April 30, 2009 was none and none for the same period in 2008.

Operating, Selling, General and Administrative Expenses: Operating, selling, general and administrative expenses decreased by $248,512, or 13% for the nine months ended April 30, 2009 to $1,679,823 from $1,928,335 in 2008. The decrease is primarily due to a decrease in research and development expense of $ 259,200 to none for the nine months ended April 30, 2009 from $ 259,200 in 2008.

Loss from Operations: Loss from operations for the nine months ended April 30, 2009 was $ 1,679,823, a decrease of $248,512 or 13% from the loss from operations in 2008 of $1,928,335 as a result of the aforementioned decrease in sales and administrative expenses.

Other Income and Expense: Total other income of $785,702 for the nine months ended April 30, 2009 represents a decrease of $1,228,159 from the expense of $442,457 in 2008 as a result of a higher income from derivative instrument income for the period due to a decrease in derivative instrument liabilities caused by higher stock prices.

Net Loss: Net loss of $894,121 for the nine months ended April 30, 2009 was $1,476,671 lower than the net loss of $2,370,792 for the same period in 2008 due to the increase in income from derivative instruments.

Liquidity and Capital Resources

 As of April 30, 2009, we had a working capital deficit of approximately $9,141,761, and cash of $69. We do not have the funds necessary to maintain our operations for the remainder of our fiscal year, and will need to raise additional funding.

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

Sources and Uses of Cash

	Nine Months Ended April 30,
(In thousands)	2009	2008
Cash flow data:
Net cash provided by (used in) operating activities	(469)	(958)
Net cash (used in) investing activities	(0)	(52)
Net cash provided (used) by financing activities	444	979
Net increase (decrease) in cash and cash equivalents	(25)	(30)
Cash and cash equivalents, beginning of period	25	65
Cash and cash equivalents, end of period	0	35

Operating Activities
Net cash used in operating activities for the Nine Months ended April 30, 2009 was $468,759, a decrease of $489,048 from the same period in 2008 reflecting the decrease in operating expenses.

Investing Activities
Cash used in investing activities for the Nine Months ended April 30, 2009 was $344, down $51,354 from the same period in 2008 represented principally in a decrease in the purchase of imaging equipment.

Financing Activities
Net cash provided by financing activities for the Nine Months ended April 30, 2009 was $443,612 as compared with $979,300 for the same period last year.  The decrease is attributed to a decrease in the prodeeds from the issuance of convertible notes.

As of April 30, 2009 the Company had cash and cash equivalents in the amount of $69 as compared with $34,586 at April 30, 2008.

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

In September, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance in measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value , and the effect of fair value measurement on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We have adopted SFAS No. 157 effective August 2008 and this does not have any material effect on our financial statements.

On December 21, 2006, the Financial Accounting Standards Board (FASB) posted FASB Staff Position (FSP) FSPEITF00-19-2, Accounting For Registration Payment Arrangements. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting For Contingencies. This FSP further clarifies that the financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. We have accounted for registration payments as required under its securities purchase agreement and will follow this pronouncement effect from date of issue.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option For Financial Assets And Financial Liabilities” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect the existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable and issued debt. If the use of fair value is elected, any up-front costs and fees related to the item must be recognized in earnings and can not be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS No. 159 effective August 2008 and this does not have any material effect on our financial statements.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of April 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1
Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, promulgated pursuant to the Section 302 of the Sarbanes Oxley Act of 2002

31.2
Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as amended, promulgated pursuant to the Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLSTAR INTERNATIONAL, INC.

Date: June 12, 2009	By:	/s/ John Antonio
John Antonio
Chief Executive Officer

Date: June 12, 2009	By:	/s/ Howard Bielski
Howard Bielski
Chief Financial Officer