Form 10-K
period 2009-07-31
Wellstar International, Inc.
filed 2009-11-13
CIK 1346248

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number 333-130295

WELLSTAR INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1834908
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6911 Pilliod Road Holland, Ohio	43528	419-865-0069
(Address of principal executive office)	(Postal Code)	(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a wll-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check by mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting stock held by non-affiliates as of November 12, 2009 was $1,434,665.

Number of outstanding shares of the registrant's par value $0.001 common stock as of November 12, 2009: 14,346,647,175

WELLSTAR INTERNATIONAL, INC.

FORM 10-K

For the Fiscal Year Ended July 31, 2009

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors” that may be included in our reports from time to time, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our Web site under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Wellstar International, Inc., through its Trillennium subsidiary, is dedicated to developing and licensing the use of advanced thermal imaging technology (TMI SYSTEM) in the consumer health care markets throughout the World.

Introduction

Trillennium Medical Imaging, Inc. (TMI) is dedicated to placing cameras for a monthly charge in hospitals, clinical and long care facilities throughout the United States. The company’s current competitive advantage is derived from the state of the art technology of the camera and software it is utilizing, combined with an intimate knowledge and relationships in the markets. It plans to grow in these markets by expanding its imaging capabilities by the constant acquisitions of new imaging technologies.

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

Trillennium Medical Imaging recognized the medical need for cost-effective, non-contact physiological monitoring – and embraced the use of infrared imaging. Trillennium is dedicated to the advancement of infrared detection in medicine. Trillennium has forged relationships with well-known manufacturers of infrared detection systems, recognizable entities in multiple medical specialties, and highly skilled computer analysts – and together are developing state-of the art infrared imaging systems, as well as investigating new uses/applications in medicine.

The focus of medicine and health care today means technology must be “faster, better, and more cost-effective.” Trillennium Medical Imaging and its partners are working to make infrared detection systems the easiest to use, applicable in the every-day clinical setting and cost-effective in its application.

The use of infrared analysis has historically been limited in clinical application. With improved science comes improve equipment development and with computerization – the analytical evaluation of infrared information is moving to new levels. Today’s computerization of infrared systems is overcoming the limitations of the past applications. Trillennium Medical Imaging systems incorporate, not only objective temperature data analysis, but TMI has also taken data collection to a new level. Today, medical device development and use is based on evidence of efficacy. Application data collected from all TMI systems is compiled into a single database that will continue to provide the statistical analysis needed to demonstrate the efficacy of this technology in all current and future applications. TMI believes that it is currently the only company to incorporate this data collection component into their systems.

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

The Future of Disease Detection

Trillennium Medical Imaging sees the future of infrared imaging moving to critical positions in early phase disease detection and monitoring. Although currently not a diagnostic modality, infrared analysis still provides key information in health monitoring. The development of objective data analysis and proof of efficacy will catapult infrared detection to key positions and prominence. Trillennium’s completed research project conducted at Duke University for early detection of tissue breakdown, provides the initial data demonstrating the TMI Systems ability to detect damage prior to visible evidence. This capability – in a non-contact device – will save patients from potential disabling conditions, as well as generate a sizeable cost-savings in health care.

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

Trillennium Medical Imaging began the process of incorporating computerized analysis of images to eliminate the subjective influence of previous infrared analysis. Changes introduced in the analytical phase reduced the influence of environmental shifts. This proprietary approach has been evaluated through a completed study at Duke University and the data / results will be released and published in the very near future.

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

New regulation recently imposed by the Center for Medicare and Medicaid will reshape the approach by all health care facilities and practitioners. In October 2008, reimbursement for the care of individuals incurring pressure ulcers during hospitalization (secondary diagnosis) will no longer be reimbursed. This edict from the government has been followed by third party payers. This loss of revenue can cripple many health care facilities if a procedure or validated system is not put in place.

Additionally, the potential of fines incurred for the occurrence of pressure ulcers in the long term care facilities will drive these markets with burden of proof.

Trillennium Medical Imaging will be ideally positioned to provide a cost-effective, non-contact method to identify the presence of early or existing tissue damage. The next step for TMI is to implement the system within the marketplace with a Beta Test. TMI believes that the Beta Test will begin the early part of 2010 as we are currently in discussions.

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

The probability of breast cancer occurrence increases with age. Fifty percent of all breast cancers will occur in women under 61 — the median age of occurrence. But roughly 1/3 of all breast cancers will occur in women under the age of 50 (20 to 50 years of age.) In the total population of breast cancers the largest percentage are found in women over 50 years of age. The average projected growth rate (disease development prior to detection) for breast cancer is approximately 8 to 10 years. For this reason, mammography is recommended as a screening procedure beginning at 40 years of age.

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

TMI Market Approach

With significant relationships in the medical industry, our initial marketing approach and main thrust will be to hospitals and long term care facilities for the early detection of pressure ulcers. The study at Duke Medical Center has been completed and was successful. The data and the publishing of the data will be released in the near future.
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

In addition, we have created a Data Collection division. This will enable us in the future to keep data and compare results of images taken from all of our cameras. This will then lead to definitive conclusions for the medical community. Through a HIPPA-compliant database we plan to gather a statistically-verifiable data set from our patient population from all of our participating facilities. This information will be compared to currently known statistics and provide additional verification regarding the efficacy of infrared imaging in a variety of applications. The medical community requires "evidence" to back the use or implementation of all technologies. TMI expects that its thermal imaging operations will yield significant data. This will supply the data needed to support evidenced-based practice. This data can then be compared to the patient outcome-information held by each practitioner.

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

Current Regulatory Status- The FDA found that the cameras utilized in the TMI thermal imaging system are substantially equivalent to an existing legally marketed device, thus permitting them to be marketed as an adjunct (supplemental) screening/diagnostic device. The cameras utilized in our system first received 510(k) clearance in September 2001 and subsequently in March 2003. Together with our software we, are marketing the TMI thermal imaging system as an adjunct (supplemental) method for the diagnosis of breast cancer and other diseases affecting the perfusion or reperfusion of blood in tissue or organs in the foreign markets, and exclusively promoting the early detection of Pressure Ulcers in the US market.

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

ITEM 1A.	RISK FACTORS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments.

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain our principal office at 6911 Pilliod Road, Holland OH 43528. Our telephone number at that office is (419) 865-0069 and our facsimile number is (419) 867-0829. We currently occupy this facility on a month to month basis at a no cost arrangement with the building owner. The facilities are in good condition.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

None of our directors, officers or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "WLSI".

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2008		Fiscal 2009
	High	Low	High	Low
First Quarter	$0.02	$0.004	$0.004	$0.0038
Second Quarter	$0.0016	$0.001	$0.0047	$0.001
Third Quarter	$0.0009	$0.0007	$.002	$.0005
Fourth Quarter	$0.022	$0.016	$.001	$.0001

Holders

As of November 12, 2009, there were approximately 14,346,647,175 shares of common stock outstanding.

As of November 12, 2009, there were approximately 99 active holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Recent Sales of Unregistered Securities

Convertible Debenture Financing

On May 15, 2009, the Company entered into a Securities Purchase Agreement with AJW Partners, LLC ("Partners"), AJW Partners II, LLC ("Partners II "), AJW Master Fund, Ltd. ("Master"), AJW Master Fund II, Ltd. ("Master II") and New Millennium Capital Partners, II, LLC ("Millennium" and collectively with Partners, Partners II, Master and Maser II, the “Purchasers”) for the sale of 13% secured convertible notes in an aggregate principal amount of up to $79,500 (the "Notes"). The Purchasers closed on $22,000 in Notes on May 18, 2009.

The Notes bear interest at the rate of 13% per annum. Interest is payable monthly, unless the Company's common stock is greater than $0.045 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due shall bear interest of 15% per annum from the date due until the same is paid. The Notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at the lesser of (i) $0.12 or (ii) a 75% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. The Notes contain a call option whereby, if the Company's stock price is below $0.045, the Company may prepay the outstanding principal amount of the Notes, subject to the conditions set forth in the call option. The Notes also contain a partial call option whereby, if the Company's stock price is below $0.045, the Company may prepay a portion of the outstanding principal amount of the Note, subject to the conditions set forth in the partial call option.

The full principal amount of Notes are due upon a default under the terms of the secured convertible notes. In addition, the Company granted the Purchasers a security interest in substantially all of the Company's assets and intellectual property. The Company is required to file a registration statement with the Securities and Exchange Commission upon demand, which will include the common stock underlying the Notes.

The conversion price of the Notes may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other action as would otherwise result in dilution of the selling stockholder's position.

The Purchasers have agreed to restrict their ability to convert their Notes and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

Series A Preferred Stock

On May 20, 2009, the Company entered into a conversion agreement with John Antonio (“Antonio”) and Kenneth McCoppen (“McCoppen”), both executive officers and directors of the Company, pursuant to which the Company agreed to convert $30,000 in outstanding wages owed to each McCoppen and Antonio into a total of 60,000 shares of Series A Preferred Stock.

The above transactions were approved by the Board of Directors of the Company. The Series A Preferred Stock does not pay dividends but each holder of Series A Preferred Stock shall be entitled to 100 votes for each share of common stock that the Series A Preferred Stock shall be convertible into. The Series A Preferred Stock has a conversion price of $0.0014 (the “Conversion Price”) and a stated value of $1.00 (the “Stated Value”). Each share of Series A Preferred Stock is convertible, at the option of the holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. The Series A Preferred Stock has no liquidation preference.

Series B Preferred Stock

On October 1, 2009, the Company entered into a conversion agreement with John Antonio (“Antonio”) and Kenneth McCoppen (“McCoppen”), both executive officers and directors of the Company, pursuant to which the Company agreed to convert $50,000 in outstanding wages owed to each McCoppen and Antonio into a total of 100,000 shares of Series B Preferred Stock.

The above transactions were approved by the Board of Directors of the Company. The Series B Preferred Stock does not pay dividends but each holder of Series B Preferred Stock shall be entitled to 100 votes for each share of common stock that the Series B Preferred Stock shall be convertible into. The Series B Preferred Stock has a conversion price of $0.001 (the “Conversion Price”) and a stated value of $1.00 (the “Stated Value”). Each share of Series B Preferred Stock is convertible, at the option of the holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. The Series B Preferred Stock has no liquidation preference.

JMJ Financing

On May 22, 2009, the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amounts of $575,000 (the “Initial JMJ Note”). In consideration for Wellstar’s issuing of the Initial JMJ Note, JMJ issued Wellstar a Secured and Collateralized Promissory Note in the principle amount of $500,000 (the “Initial Wellstar Note”).

In addition, on August 19, 2009 Wellstar issued a Convertible Promissory Note to JMJ in aggregate principal amounts of $1,150,000 (the “Second JMJ Note” and together with the Initial JMJ Note, the “JMJ Notes”). In consideration for Wellstar’s issuing of the Second JMJ Note, JMJ issued Wellstar a Secured and Collateralized Promissory Note in the principle amouns of $1,000,000 (the “Second Wellstar Note” and together with the Initial Wellstar Note, the “Wellstar Notes”).

The JMJ Notes bear interest at 12%, mature three years from the date of issuance, and are convertible into our common stock, at JMJ’s option, at a conversion price, equal to 70% of the lowest trade for our common stock during the 20 trading days prior to the conversion. Prior to the conversion of the JMJ Notes, JMJ must make a payment to Wellstar reducing the amount owed to Wellstar under the Wellstar Notes. As of October 7, 2009, the lowest trade for our common stock during the 20 trading days as reported on the Over-The-Counter Bulletin Board was $.0001 and, therefore, the conversion price for the JMJ Notes was $.00007. Based on this conversion price, the JMJ Notes in the aggregate amount of $1,725,000, excluding interest, are convertible into 24.6 billion shares of our common stock.

JMJ has agreed to restrict their ability to convert the JMJ Notes and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The Wellstar Notes bear interest at the rate of 13.8% per annum and mature three years from the date of issuance. No interest or principal payments are required until the maturity date, but both principal and interest may be prepaid prior to Maturity Date. The Wellstar Notes are secured by units of STIC AIM Liquidity Portfolio Select Investment Select Investment Fund (the “JMJ Collateral”). On each of the Wellstar Notes, JMJ has agreed to pay down the principal of the Wellstar Notes commencing 210 days after the original issuance of the Wellstar Notes, However, JMJ may adjust the payment schedule within its sole discretion. In the event that JMJ defaults on the Wellstar Notes, Wellstar may take possession of the JMJ Collateral.

* All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 6. Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-K that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

Plan of Operation and Financing Needs

We are seeking financing in different amounts and up to 12 million dollars. While we have signed definitive agreements with JMJ Financial for up to 1.2 million dollars, there is no guarantee that this amount will be fully funded as per the agreements and explained in the company’s last 8K filing. As the funding is released to the company, we will be moving forward with implementing a Beta Test in long term care facilities and possibly a hospital as well.
Once the Beta Test is completed, the company will have demonstrated to the market that the system works within the environment and the company has the ability to execute the installations and operation of the systems. The company’s goal is to have the Beta test start in January of 2010. This test will be run for approximately 3 months. Upon conclusion of the test, we feel confident that we should have multiple orders for the system and should be in a position to raise any additional capital that would be needed to retire the company debt as well as fund the complete roll out of our system.
If We Are Unable to Obtain Additional Funding, Our Business Operations Will be Harmed. In Addition, Section 4e of the October 2005 Securities Purchase Agreements Contains Certain Restrictions and Limitations on Our Ability to Seek Additional Financing. If We Do Obtain Additional Financing, Our Then Existing Shareholders Will Suffer Substantial Dilution.

Results of Operations

Year Ended July 31, 2009 compared to Year Ended July 31, 2008 (all references are to the Year Ended July 31)

Revenue: We did not have revenue during the years ended July 31, 2009 and 2008.

Cost of Sales and Gross Profit: There was no Cost of Sales for the years ended July 31, 2009 and 2008 as we did not generate revenue during these periods.

Operating, Selling, General and Administrative Expenses: Operating, selling, general and administrative expenses decreased by $203,031, or 9% in the 2009 fiscal year to $2,163,673 from $2,366,704 in 2008. This decrease reflects increases in stockholder relations expenses by $377,550. In addition, salaries decreased by $157,272 from $892,772 to $735,500, professional fees decreased by $62,379 from $319,319 to $256,940, research and development expense decreased by 259,200 from $259,200 to none and travel decreased by $83,107 from $141,054 to $57,947for the same period in 2008.

Loss from Operations: Loss from operations for the 2009 fiscal year was $2,163,673, a decrease of $203,031 or 9% from the loss from operations in 2008 of $2,366,704 as a result of the aforementioned decrease in operating, sales and administrative expenses.

Other Income and Expense: Total other expenses of $39,668,848 in the 2009 fiscal year represent an increase of $36,322,465 from the expense of $3,346,383 in 2008 as a result of a greater expense from derivative instrument expense for the period related to a decrease in derivative instrument liabilities caused by lower stock prices.

Net Income: Net loss of $41,832,521 for the 2009 fiscal year was $36,119,434 greater than the net loss of $5,713,087 for the same period in 2008 due to the greater amount of derivative instrument expense.

Liquidity and Capital Resources

It is Managements opinion that the current financial position of the company is in dire straits and the Company will need to obtain additional funding to continue operations. The Company expects that it will be able to continue operating through January 2010. If the Company does not obtain financing at this time, it will be required to cease operations.

As of July 31, 2009, we had a working capital deficit of approximately $30,631,304, and cash of $29,564. We do not have the funds necessary to maintain our operations for the coming fiscal year, and will need to raise additional funding.

The liquidity impact of our outstanding debt is as follows:
Our secured convertible note with Andrew W. Thompson (the "Thompson Note"), in the principal amount of $400,000, matured on April 11, 2006 and remains outstanding. We are in default pursuant to the terms of the Thompson Note, although we have not received a notice of default from Mr. Thompson, nor has Mr. Thompson indicated to the Company that he intends to place the Company in default under the loan agreement. Interest on the Thompson Note is at the rate of 8% plus the prevailing margin rate charged to the lender, which is currently 7.625%. In addition to the outstanding principal, we also owe accrued interest in the amount of $233,364. The lender has the option of converting the loan into fully registered common stock at a discount of 40% on the day of conversion, which is the prepayment date or the due date, whichever occurs first. Additionally, the lender also received warrants to purchase 1,000,000 shares of the company's fully registered common stock at an exercise price of $0.50 per share. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive the cash proceeds in the amount of $500,000 if the lender exercises the $0.50 warrants. On November 10, 2006, the Thompson Note was amended to include a provision stipulating that the holder may not convert the secured convertible note if such conversion or exercise would cause him to own more than 9.99% of our outstanding common stock. However, this restriction does not prevent the holder from converting a portion of the note and then converting the rest of the note. In this way, the holder could sell more than this limit while never holding more than this limit. Our unsecured demand note with Michael Sweeney (the "Sweeney Note"), in the principal amount of $150,000, matured on August 1, 2006 and remains outstanding. In addition to the outstanding principal, we also owe accrued interest in the amount of $36,500. We are in default pursuant to the terms of the Sweeney Note and we have not received a notice of default from Mr. Sweeney, nor has Mr. Sweeney indicated to the Company that he intends to place the Company in default under the note.

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
$500,000 in July 2006 and $500,000 in August 2006.

The secured convertible notes issued pursuant to our October 2005 through June 2008 Securities Purchase Agreements bear interest originally at 8% but increasing to 13% effective September 8, 2009, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.12 or (ii) generally a 75% discount to the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. As of July 28, 2009, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $ .00016 and, therefore, the conversion price for the secured convertible notes was $ .00004. Based on this conversion price, the $5,219,855 outstanding principal amount of the secured convertible notes, excluding interest, were convertible into approximately 130,496,375,000 shares of our common stock. The stock purchase warrants have an exercise price of $0.0001 and $0.50 per share. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive cash proceeds in the amount of $3,055,000 if the lender exercises the warrants. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use the cash to liquidate the debt.

The registration statement we filed to register the shares underlying the convertible notes and warrants was declared effective by the Securities & Exchange Commission on August 4, 2006 (File No. 333-130295). To obtain additional funding for our ongoing operations, we entered into a loan agreement with JMJ Financial a loan in the principal sum of $ 575,000, of which $ 75,000 is a loan acquisition cost. The note provides for a one time 12% interest charge on the principal sum. The convertible note is convertible into our common stock, at the selling stockholders' option, at 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. As of July 31, 2009 the principal balance of the loan is $ 340,000.

On May 15, 2009, the Company entered into a Securities Purchase Agreement with AJW Partners, LLC ("Partners"), AJW Partners II, LLC ("Partners II "), AJW Master Fund, Ltd. ("Master"), AJW Master Fund II, Ltd. ("Master II") and New Millennium Capital Partners, II, LLC ("Millennium" and collectively with Partners, Partners II, Master and Maser II, the “Purchasers”) for the sale of 13% secured convertible notes in an aggregate principal amount of up to $79,500 (the "Notes"). The Purchasers closed on $22,000 in Notes on May 18, 2009.

The Notes bear interest at the rate of 13% per annum. Interest is payable monthly, unless the Company's common stock is greater than $0.045 per share for each trading day of a month, in which event no interest is payable during such month. Any interest not paid when due shall bear interest of 15% per annum from the date due until the same is paid. The Notes mature three years from the date of issuance, and are convertible into common stock, at the Purchasers' option, at the lesser of (i) $0.12 or (ii) a 75% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. The Notes contain a call option whereby, if the Company's stock price is below $0.045, the Company may prepay the outstanding principal amount of the Notes, subject to the conditions set forth in the call option. The Notes also contain a partial call option whereby, if the Company's stock price is below $0.045, the Company may prepay a portion of the outstanding principal amount of the Note, subject to the conditions set forth in the partial call option.

The full principal amount of Notes are due upon a default under the terms of the secured convertible notes. In addition, the Company granted the Purchasers a security interest in substantially all of the Company's assets and intellectual property. The Company is required to file a registration statement with the Securities and Exchange Commission upon demand, which will include the common stock underlying the Notes.

The conversion price of the Notes may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other action as would otherwise result in dilution of the selling stockholder's position.

The Purchasers have agreed to restrict their ability to convert their Notes and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

JMJ Financing

On May 22, 2009, the Company issued a Convertible Promissory Note to JMJ Financial (“JMJ”) in aggregate principal amounts of $575,000 (the “Initial JMJ Note”). In consideration for Wellstar’s issuing of the Initial JMJ Note, JMJ issued Wellstar a Secured and Collateralized Promissory Note in the principle amount of $500,000 (the “Initial Wellstar Note”).

In addition, on August 19, 2009 Wellstar issued a Convertible Promissory Note to JMJ in aggregate principal amounts of $1,150,000 (the “Second JMJ Note” and together with the Initial JMJ Note, the “JMJ Notes”). In consideration for Wellstar’s issuing of the Second JMJ Note, JMJ issued Wellstar a Secured and Collateralized Promissory Note in the principle amouns of $1,000,000 (the “Second Wellstar Note” and together with the Initial Wellstar Note, the “Wellstar Notes”).

The JMJ Notes bear interest at 12%, mature three years from the date of issuance, and are convertible into our common stock, at JMJ’s option, at a conversion price, equal to 70% of the lowest trade for our common stock during the 20 trading days prior to the conversion. Prior to the conversion of the JMJ Notes, JMJ must make a payment to Wellstar reducing the amount owed to Wellstar under the Wellstar Notes. As of October 7, 2009, the lowest trade for our common stock during the 20 trading days as reported on the Over-The-Counter Bulletin Board was $.0001 and, therefore, the conversion price for the JMJ Notes was $.00007. Based on this conversion price, the JMJ Notes in the aggregate amount of $1,725,000, excluding interest, are convertible into 24.6 billion shares of our common stock.

JMJ has agreed to restrict their ability to convert the JMJ Notes and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The Wellstar Notes bear interest at the rate of 13.8% per annum and mature three years from the date of issuance. No interest or principal payments are required until the maturity date, but both principal and interest may be prepaid prior to Maturity Date. The Wellstar Notes are secured by units of STIC AIM Liquidity Portfolio Select Investment Select Investment Fund (the “JMJ Collateral”). On each of the Wellstar Notes, JMJ has agreed to pay down the principal of the Wellstar Notes commencing 210 days after the original issuance of the Wellstar Notes, However, JMJ may adjust the payment schedule within its sole discretion. In the event that JMJ defaults on the Wellstar Notes, Wellstar may take possession of the JMJ Collateral.

We presently do not have any additional available credit, bank financing or other external sources of liquidity. Due to our brief operating history as a start up company, our operations have not been a source of liquidity. We will need to obtain additional capital in order to maintain and expand our operations. We are currently investigating other financial alternatives, including additional equity and/or debt financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. However, there can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

Sources and Uses of Cash

	Year Ended July 31,
(In thousands)	2009	2008
Cash flow data:
Net cash provided by (used in) operating activities	(655)	(1,080)
Net cash (used in) investing activities	(0)	(52)
Net cash provided (used) by financing activities	659	1,093
Net increase (decrease) in cash and cash equivalents	4	(39)
Cash and cash equivalents, beginning of period	26	65
Cash and cash equivalents, end of period	30	26

Operating Activities

Net cash used in operating activities for the year ended July 31, 2009 was $654,584, a decrease of $425,349 from the same period in 2008 reflecting the decrease in operating expenses.

Investing Activities
Cash used in investing activities for the year ended July 31, 2009 was $344, down $51,454 from the same period in 2008 represented principally in a decrease in the purchase of imaging equipment.

Financing Activities

Net cash provided by financing activities for the year ended July 31, 2009 was $658,932 as compared with $1,092,500 for the same period last year. The decrease is attributed to a decrease in the proceeds from the issuance of convertible notes.

As of July 31, 2009 the Company had cash and cash equivalents in the amount of $29,564 as compared with $25,560 at July 31, 2008.

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

In September, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance in measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On August 1, 2008, the company adopted SFAS 157, which did not have a material impact on its financial statements.

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
ITEM 7A	QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Consolidated Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A - CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T) - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Managements Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations and provide only reasonable assurance, not absolute assurance, with respect to financial statement preparation and presentation. The design of an internal control system reflects resource constraints and the benefits must be considered relative to the costs of implementing and maintaining the system.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of July 31, 2009 the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - Other Information

 None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following are the names and certain other information regarding or current directors and executive officers.

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

John Antonio, President, Chief Executive Officer and Director. John Antonio has served as our President, Chief Executive Officer, and a Director since June 2005. From March of 2004 until present, Mr. Antonio has been involved in the establishment of Trillennium Medical Imaging, Inc. and its merger with Wellstar International, Inc. From January 2003 until present, Mr. Antonio has been the Vice President of Network Technologies International, Inc. From 1996 to present Mr. Antonio has been the manager of Intertel LLC, which is engaged in the distribution of prepaid phone cards in Mexico. Mr. Antonio graduated from Bowling Green State University with a BLS Degree.

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

Audit Committee

At present we do not have an audit committee and consequently the entire Board serves as the audit committee. The Board presently consists of 3 members, one of whom is independent. We have interviewed several qualified individuals for the position of Audit Committee Financial Expert on the Board of Directors. All have declined to serve, with the primary reason being personal liability issues, especially the perceived view that being the "financial expert" increases the individual's personal exposure over that of being a regular Board member.

Code of Ethics

The Board of Directors has not adopted a Code of Business Conduct and Ethics that is applicable to our directors, principal executive and financial officer, principal accounting officer or controller, and persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC for Companies registered under Section 12 of the Exchange Act (“Section 12”) . Since we are not registered under Section 12, the executive officers, directors and greater than ten percent beneficial owners were not required by SEC regulations to file forms under 16(a).

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Other than as discussed herein, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an Audit Committee, as our board of directors during 2009 performed the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document. As the Company does not have an Audit Committee, it does not have an Audit Committee Financial Expert.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and our other executive officers during the fiscal years ended July 31, 2009 and 2008.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
C John Antonio	2009	$240,000		0	0	0	0	0	$240,000
	2008	240,000	36,000	-0-	0	0	0	0	276,000
Ken McCoppen	2009	$240,000			0	0	0	0	$240,000
	2008	240,000	36,000		0	0	0	0	$276,000

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

DIRECTORS COMPENSATION

Our directors do not receive any set compensation.

Limitation of Liability of Directors

Our Articles of Incorporation, as amended, provide to the fullest extent permitted by Nevada law, our directors or officers shall not be personally liable to us or our shareholders for damages for breach of such director's or officer's fiduciary duty. The effect of this provision of our Articles of Incorporation, as amended, is to eliminate our rights and our shareholders (through shareholders' derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our Articles of Incorporation, as amended, are necessary to attract and retain qualified persons as directors and officers.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director has been the subject of any order, judgment, or decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director is the subject of any pending legal proceedings.

 Compensation Discussion and Analysis

Currently, the Company’s philosophy is to align compensation with its short-term and long-term goals: short term - development of products, sales, and generating positive cash flow, and providing expertise to develop long-term development of markets for the Company to pursue. Our plan was determined by a combination of upper management, finance and operations departments, based on research available from NCEO (the National Center for Employee Ownership) and other research management is familiar with. The current plan has the flexibility to be changed as the needs of the Company and the circumstances surrounding it change. The Company has designed its compensation structure to provided its core people base compensation to insure they maintain (but not necessarily upgrade) the lifestyle each has built from past business successes. We feel this is appropriate due to the fact we are in the development stage. Certain consultants have elected to be paid in shares only.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives. We currently have written employment agreements with our officers, and the following shows additional information, including the annual salaries, bonuses and stock awards for our officers and executives.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table indicates beneficial ownership of our common stock as of November 11, 2009 by each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock; each of our executive officers and directors; and all of our executive officers and directors as a group.

Name and Address of Beneficial Owner (1)(2)	Common Shares Beneficially Owned (1)		Percent of Class (3)

John A. Antonio (4)	79,128,571	(4)		*

Howard Bielski	3,000,000			*

McKinley Boston	500,000			*

Ken McCoppen	81,541,071	(5)		*

All directors and executive officers	164,169,642			*

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

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Wellstar International, Inc., 6911 Pilliod Road, Holland, Ohio 43528.

(3)	Based on 14,346,647,175 shares issued and outstanding as of November 12, 2009.

(4) Includes (i) 21,428,571 shares of common stock issuable upon conversion of the Series A Preferred Shares, (ii) 50,000,000 shares of common stock issuable upon conversion of the Series B Preferred Shares and (iii) 7,700,000.

(5) Includes (i) 21,428,571 shares of common stock issuable upon conversion of the Series A Preferred Shares, (ii) 50,000,000 shares of common stock issuable upon conversion of the Series B Preferred Shares and (iii) 10,112 5000.

Equity Compensation Plan Information

The Company does not have an equity compensation plan.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Series A Preferred Stock

On May 20, 2009, the Company entered into a conversion agreement with John Antonio (“Antonio”) and Kenneth McCoppen (“McCoppen”), both executive officers and directors of the Company, pursuant to which the Company agreed to convert $30,000 in outstanding wages owed to each McCoppen and Antonio into a total of 60,000 shares of Series A Preferred Stock.

The above transactions were approved by the Board of Directors of the Company. The Series A Preferred Stock does not pay dividends but each holder of Series A Preferred Stock shall be entitled to 100 votes for each share of common stock that the Series A Preferred Stock shall be convertible into. The Series A Preferred Stock has a conversion price of $0.0014 (the “Conversion Price”) and a stated value of $1.00 (the “Stated Value”). Each share of Series A Preferred Stock is convertible, at the option of the holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. The Series A Preferred Stock has no liquidation preference.

Series B Preferred Stock

On October 1, 2009, the Company entered into a conversion agreement with Antonio and McCoppen, both executive officers and directors of the Company, pursuant to which the Company agreed to convert $50,000 in outstanding wages owed to each McCoppen and Antonio into a total of 100,000 shares of Series B Preferred Stock.

The above transactions were approved by the Board of Directors of the Company. The Series B Preferred Stock does not pay dividends but each holder of Series B Preferred Stock shall be entitled to 100 votes for each share of common stock that the Series B Preferred Stock shall be convertible into. The Series B Preferred Stock has a conversion price of $0.001 (the “Conversion Price”) and a stated value of $1.00 (the “Stated Value”). Each share of Series B Preferred Stock is convertible, at the option of the holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price. The Series B Preferred Stock has no liquidation preference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees
The aggregate fees billed for professional services rendered by our independent auditors for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10K, and for other services normally provided in connection with statutory filings were $12,852 and $34,908 for the years ended July 31, 2009 and July 31, 2008, respectively.

Audit-Related Fees
No audit-related fees were incurred for the years ended July 31, 2009 and July 31, 2008.

Tax Fees
No tax fees were incurred for the years ended July 31, 2009 and July 31, 2008.

All Other Fees
We did not incur any fees for other professional services rendered by our independent auditors during the years ended July 31, 2009 and July 31, 2008.

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

ITEM 15. EXHIBITS, Financial Statement Schedules.

Exhibit

3.1	Articles of Incorporation of Wellstar International, Inc. **

3.2	Certificate of Amendment to Articles of Incorporation of Wellstar International, Inc.*****

3.3	Bylaws of Wellstar International, Inc. **

3.4           Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on May 27, 2009)

3.5           Amendment to Certificate of Designation – Series A Preferred Stock   (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on May 27, 2009)

3.6           Certificate of Correction to the Amendment to Certificate of Designation – Series A Preferred Stock (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on May 27, 2009)

3.7           Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on October 5, 2009)

3.8           Certificate of Designation – Series B Preferred Stock (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on October 5, 2009)

4.1           Securities  Purchase  Agreement,  dated  May 15, 2009, by and among the Company and the Purchasers (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on May 27, 2009)

4.2  Form of Callable Secured Convertible Note  (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on May 27, 2009)

4.3  Registration Rights Agreement  (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on May 27, 2009)

4.4  Security Agreement   (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on May 27, 2009)

4.5  Intellectual Property Security Agreement   (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on May 27, 2009)

4.6 Subsidiary Guarantee (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on May 27, 2009)

4.7           Form of Convertible Promissory Note issued by Wellstar International Inc. to JMJ Financial (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on October 9, 2009)

4.8           Form of Secured and Collateralized Promissory Note issued by JMJ Financial to Wellstar International, Inc. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on October 9, 2009)

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

10.27   Limited Technology License Agreement dated July 9th, 2007, by and between Trillennium Medical Imaging, Inc. and Maclath Ltda. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on March 19, 2009)

10.28   Notice of Default dated September 27,2007 sent by Trillennium Medical Imaging, Inc. to Maclath Ltda (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on March 19, 2009)

10.29
Conversion Agreement between the Company and John Antonio (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on May 27, 2009)

10.30
Conversion Agreement between the Company and Ken McCoppen (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on May 27, 2009)

10.31       Conversion Agreement between the Company and John Antonio – October 2009 (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on October 5, 2009)

10.32       Conversion Agreement between the Company and Ken McCoppen – October 2009 (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission filed with Securities and Exchange Commission on October 5, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and the Chief Financial Officer). *

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

WELLSTAR INTERNATIONAL, INC.

Dated: November 12, 2009	By:	/s/ John Antonio
John Antonio
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2009	By:	/s/ Howard Bielski
Howard Bielski
Chief Financial Officer
(Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ John Antonio	President and Chief Executive Officer, Director	November 12, 2009
John Antonio	(Principal Executive Officer)

/s/ Ken McCoppen	Senior Vice President, Director	November 12, 2009
Ken McCoppen

/s/ McKinley Boston	Director	November 12, 2009
McKinley Boston

WELLSTAR INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-i

CONSOLIDATED BALANCE SHEETS	F-1 - F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5, F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-30

To The Board of Directors
Wellstar International, Inc.
Holland, Ohio 43528

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Wellstar International, Inc. and Subsidiary as of July 31, 2009 and 2008  and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended July 31, 2009 and 2008.  The financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Wellstar International, Inc. and Subsidiary as of July 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended July 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the consolidated financial state-ments, the Company had a net loss of $41,832,521, negative cash flow from operations of  $654,584 negative working capital of $30,631,304, and a stockholders’ deficiency of $53,131,962 at July 31, 2009.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 9.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Simontacchi, Miller & DeAngelis, PA
Rockaway, New Jersey
November 9, 2009

F-i

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JULY 31, 2009 AND 2008

	2009	2008

ASSETS

Current Assets:
Cash	$29,564	$25,560
Accounts Receivable	-	-
Prepaid Expenses	5,186	40
Rent Refund Receivable	-	1,580
Total Current Assets	34,750	27,180

Fixed Assets:
Imaging Equipment	802,169	837,874
Office Equipment and Fixtures	154,884	154,540
Subtotal	957,053	992,414

Less: Accumulated Depreciation	552,985	374,414
Net Fixed Assets	404,068	618,000

Intangible Assets:
Covenant Not To Compete	-	20,000
Manufacturing and Distribution Agreement	700,000	700,000
Subtotal	700,000	720,000

Less: Accumulated Amortization	459,577	352,304
Net Intangible Assets	240,423	367,696

Other Assets:
Loan Acquisition Cost (net of amortization of $261,880 @ 7/31/09 and $216,861 @ 7/31/08)	110,645	80,664
Software and Manuals (net of amortization of $37,892 @ 7/31/09 and $99,425 @ 7/31/08)	17,508	35,975
Security Deposit	4,525	4,525
Total Other Assets	132,678	121,164

Total Assets	$811,919	$1,134,040

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JULY 31, 2009 AND 2008

	2009	2008

LIABILITIES LESS SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable	$616,537	$699,295
Accrued Expenses	2,879,727	1,915,925
Note & Loan Payable - Other	63,382	13,000
Notes Payable	750,000	750,000
Derivative Instrument Liability - Loan	422,243	374,952
Derivative Instrument Liability - Convertible Notes	23,072,247	2,525,027
Convertible Debt	2,861,918	530,452
Total Current Liabilities	30,666,054	6,808,651

Long Term Liabilities:
Convertible Debt	2,697,938	85,499
Derivative Instrument Liability - Convertible Notes	20,564,516	5,841,505
Derivative Instrument Liability - Warrants	15,373	1,153,454
Total Long-Term Liabilities	23,277,827	7,080,458

Total Liabilities	53,943,881	13,889,109

Stockholders’ Deficit:
Preferred Stock
Series A, Authorized 10,000,000 Shares, par value .001 per share
Issued and Outstanding Shares, 60,000	$60	-
Paid in Surplus	59,940	-

Common Stock
Authorized 10,000,000,000 Shares, par value .001 per share
Issued Shares, 3,949,614,673 - Outstanding Shares, 3,948,114,673 (7/31/09) and 460,040,217 (7/31/08)	3,948,116	460,041
Paid in Surplus	(994,187)	1,098,260
Retained Earnings (Deficit)	(56,145,891)	(14,313,370)
Total Shareholders’ Deficit	(53,131,962)	(12,755,069)

Total Liabilities Less Stockholder’s Deficit	$811,919	$1,134,040

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

	2009		2008

Income:
Revenue from License Agreement	$	- 0 -	$	- 0 -
Revenue from Medical Imaging		- 0 -		- 0 -
Total Revenue		- 0 -		- 0 -

Cost of Sales		- 0 -		- 0 -
Gross Profit (Loss)		- 0 -		- 0 -

Operating Expenses:
Selling, General and Administrative		1,774,569		1,975,850
Depreciation and Amortization		389,104		390,854
Total Operating Expenses		2,163,673		2,366,704

Loss from Operations		(2,163,673)		(2,366,704)

Other Expense (Income):
Interest Income		(182)		(2,313)
Interest Expense		778,470		477,395
Loss on Disposal of Furniture		15,931		-
Derivative Instrument (Income) Expense, Net		38,420,029		2,471,101
Delinquent Stock Registration
Penalty - Convertible Debentures		454,600		400,200
Total Other Expenses (Income)		39,668,848		3,346,383

Loss before Provision for Taxes		(41,832,521)		(5,713,087)
Provision for Taxes		-		-
Net Loss		$(41,832,521)		$(5,713,087)

Net Loss Per Share, Basic and Diluted		$(.03)		$(.02)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted		1,278,144,365		253,954,978

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

	Preferred Stock			Common Stock
			Additional			Additional
			Paid in			Paid in	Accumulated
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2007	-	$-	$-	119,083,975	$119,084	$1,102,545	$(8,600,283)	$(7,378,654)

Common Stock - Issued for Services				40,682,142	40,682	54,400		95,082

Conversion of Debentures				300,274,100	300,275	(58,685)		241,590

Net Loss for the Period							(5,713,087)	(5,713,087)

Balance, July 31, 2008				460,040,217	$460,041	$1,098,260	$(14,313,370)	$(12,755,069)

Balance, August 1, 2008	-	$-	$-	460,040,217	$460,041	$1,098,260	$(14,313,370)	$(12,755,069)

Preferred Stock Issued - For Wages	60,000	60	59,940					60,000

Stock Issued to Consultants and Others for Services and Expenses				230,065,339	230,065	321,307		551,372

Conversion of Debentures				3,070,921,617	3,070,922	(2,570,216)		500,706

Stock Issued for Cash				203,200,000	203,200	140,350		343,550

Company Stock Donated				(16,112,500)	(16,112)	16,112		-

Net (Loss) for the Period							(41,832,521)	(41,832,521)

Balance, July 31, 2009	60,000	$60	$59,940	3,948,114,673	$3,948,116	$(994,187)	$(56,145,891)	$(53,131,962)

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

	2009		2008

Cash Flows from Operating Activities:
Net Loss		$(41,832,521)		$(5,713,087)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and Amortization		389,104		390,854
Delinquent Registration Penalty Convertible Debentures		454,600		400,200
Services Paid in Stock		551,372		95,082
Issuance of Preferred Stock in lieu of Salary		60,000		-
Derivative Instrument Expense, Net		38,420,029		2,471,101
Loss on Disposal of Property		15,931		-

Changes in Operating Assets and Liabilities:
(Increase) Decrease Accounts Receivable		-		50,000
(Increase) Decrease Prepaid Expenses		(5,146)		12,584
Decrease Rent Refund Receivable		1,580		-
Increase Accounts Payable		(82,758)		258,915
Increase Accrued Expenses		1,373,225		954,418
Net Cash Used in Operating Activities		(654,584)		(1,079,933)

Cash Flows from Investing Activities:
Purchase of Equipment		(344)		(36,298)
Purchase of Software		-		(15,400)
Security Deposit		-		(100)
Net Cash Used in Investing Activities		(344)		(51,798)

Cash Flows From Financing Activities:
Sale of Stock for Cash		343,550		-
Payments of Financing Costs		-		(60,000)
Proceeds from Issuance of Convertible Notes		265,000		1,140,000
Other Loan		50,382		12,500
Net Cash Provided by Financing Activities		658,932		1,092,500

Net Increase (Decrease) in Cash		4,004		(39,231)

Cash at Beginning of Period		25,560		64,791
Cash at End of Period		$29,564		$25,560

Cash Paid for Interest	$	- 0 -	$	- 0 -

Cash Paid for Taxes	$	- 0 -	$	- 0 -

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2009 AND 2008

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

1.	During the year ended July 31, 2009, convertible debentures in the amount of $500,706 were converted into 3,070,921,617 shares of Common Stock.

2.	230,065,339 shares of Common Stock was issued for services rendered in the year ended July 31, 2009. The amount was $551,372.

3.	During the year ended July 31, 2009, two officer/stockholders donated 16,112,500 shares of the Company stock they owned to the Company. This transaction has no effect on cash.

4.	During the year ended July 31, 2009, two officers were issued Preferred Stock in lieu of salaries for a value of $60,000, no cash was expended.

5.
During the year ended July 31, 2008, stock purchase warrants exercisable for 55,000,000 shares of Common Stock were issued in connection with closings on $830,000 of convertible notes had no cash effect.

6.	During the year ended July 31, 2008, 40,682,142 shares of Common Stock was issued for services rendered. The amount was $95,082.

7.	During the year ended July 31, 2008, convertible debentures in the amount of $241,590 were converted into 300,274,100 shares of Common Stock.

8.	During the year ended July 31, 2008, the Company acquired software for cameras in the amount of $300,000, which was not paid for, as such, has no effect on cash in this period.

9.	During the year ended July 31, 2009 and 2008, delinquent registration penalties of $454,600 and $400,200, respectively, were recorded, no cash was expended.

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 1              Summary of Significant Accounting Policies and Organization (cont’d)

f)	Loss Per Share

Basic and diluted net loss per common share for the years ended July 31, 2009 and 2008 are computed based upon the weighted average number of common shares outstanding.  The assumed conversion of Common Stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to the net loss incurred.  Based on the conversion formula in the Agreements (see Note 2, 3 and 4) on the conversion of its convertible notes would have resulted in the issuance of additional common shares in the amount of $164,872,020,106 on July 31, 2009.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 1              Summary of Significant Accounting Policies and Organization (cont’d)

i)	Income Taxes

The Company will provide for income taxes based on the provisions of Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards No. 109 (“SFAS No. 109"), “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns in different years.  Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

j)	Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consists of a checking account with a financial institution in excess of insured limits.  There was no excess above insured limits at July 31, 2009.  The Company does not anticipate non-performance by the financial institution.

k)	Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

l)	Equipment

Imaging and office equipment are recorded at cost and depreciated on the straight line method with an estimated life of five (5) years.  Imaging equipment is at the customers facility where the equipment is used or stored by the Company until placed in use.  The Company retains title to the imaging equipment while it is at the customers location.  Depreciation expense for the years ended July 31, 2009 and 2008 were $198,345 and $176,493, respectively.

m)	Intangible Assets

Loan acquisition costs are stated at cost and relate to the costs of acquiring the convertible notes (see Note 2) and to obtaining the $400,000 Note Payable (see Note 3).  Amortization is provided for under the straight line method over three (3) years, which is the term of the convertible notes and six months for the original term of the Note Payable. Total amortization for the years ended July 31, 2009 and 2008 were $ 45,020 and $49,198, respectively.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 1              Summary of Significant Accounting Policies and Organization (cont’d)

m)           Intangible Assets (cont’d)

Software and manuals, Covenant Not To Compete and Manufacturing & Distribution Agreement acquired in the acquisition of Micro Health Systems, Inc. (See Note 3) with cost of $80,000, $20,000 and $700,000 respectively are being amortized over a 24 month period for the software and the Covenant and 5 ½ years for the manufacturing and distribution agreement. The total amortization expense for the years ended July 31, 2009 and 2008 were $145,739 and $165,163, respectively.

n)	Long-lived Assets

Estimates of future cash flows used to test recoverability of long-lived assets shall be based on the existing service potential of the asset or asset group at the date it is tested.  The testing will be done annually prior to July 31st, the Company’s fiscal year end, but will also be tested whenever events or changes in circumstances indicate that its carrying value may not be recoverable.

Management, in reviewing the value, is of the opinion that its carrying values of its imaging equipment are not higher than fair value to sell.  It also is of the opinion that it’s exclusive Mikron Manufacture and Distribution Agreement which is at a carrying approximately 35% of its cost less than four years ago, is a low value.  Current tests of its imaging equipment were recently completed by a major medical facility and management is of the opinion the tests will yield positive results to effect future revenue and cash flow.

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
AS OF JULY 31, 2009 AND 2008

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

NOTE 2             Convertible Notes

On September 5, 2008, The Company and AJW partners, LLC and it’s related entities amended their agreement related to all the notes, which are convertible, into shares of the Company’s Common Stock.  The applicable percentage shall be 25% of the computed conversion price and the interest rate, as defined in each of the notes, shall be 13%.  All other provisions, as amended from time to time, shall remain in full force and effect.

On October 31, 2005, the Company entered into a Securities Purchase Agreement with AJW Partners, LLC and its related entities for the sale of $3,000,000 of 8% (amended to 13%) secured convertible notes, each advance is evidenced by a note which is due three years from the date of the advance, and for stock purchase warrants exercisable for a total of  5,000,000 shares of Common Stock each issuance of warrants expiring on the fifth anniversary from the date of issue.  The warrants are issued at the time funds are advanced at 1,666,667 per $1 million advanced.  The notes are convertible, at the holder’s option, into shares of Common Stock, in whole or in part, at any time after the original issue date.  No interest shall be due and payable for any month in which the Company’s stock trading price is greater than $0.1125 for each trading day of the month.

The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the notes to be converted, plus related accrued interest, by the conversion price.  The conversion price in effect on any conversion date will be at the selling stockholder’s option, at the lower of (i) $0.12 or (ii) an amended 75% discount to the average of the three lowest intraday trading prices for the Common Stock on a principal market for the twenty trading days preceding, but not including, the conversion date for all notes.  The total shares available for conversion at July 31, 2009 were 154,817,030,303.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 2              Convertible Notes (cont’d)

The stock purchase warrants have an exercise price of $0.50 per share.
The Company has closed on the entire $3,000,000 of convertible notes contemplated by the Securities Purchase Agreement and issued stock purchase warrants exercisable for 5,000,000 shares of Common Stock in connection therewith.  The dates of the advance of the funds of $1 million each were October 31, 2005 and January 20, 2006 and $500,000 each on July 25, 2006 and August 8, 2006. The stock registration was effective August 4, 2006. $270,500 of the $500,000 Notes issued August 8, 2006 have been sold to JMJ Financial by the holder in an agreement dated June 18, 2009 (See Note 4).

On November 30, 2006, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $400,000 of 8% (amended to 13%) secured convertible notes due November 30, 2009, and for stock purchase warrants of 4,000,000 shares of Common Stock exercisable at anytime at $.08 per share, expiring on the seventh anniversary from the date of issue, November 30, 2013.

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

On March 26, 2007, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $165,000 of 8% (amended to 13%) secured convertible notes due March 26, 2010, and for stock purchase warrants of 1,000,000 shares of Common Stock exercisable at anytime at $.03 per share, expiring on the seventh anniversary from the date of issue, March 26, 2014.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 2              Convertible Notes (cont’d)

On May 30, 2007, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $435,000 of 8% (amended to 13%) secured convertible notes due May 30, 2010, and for stock purchase warrants of 10,000,000 shares of Common Stock exercisable at anytime at $.02 per share, expiring on the seventh anniversary from the date of issue, May 30, 2014.

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

On October 12, 2007, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $175,000 of 8% (amended to 13%) secured convertible notes due October 12, 2010, and for stock purchase warrants of 15,000,000 shares of common stock exercisable at anytime at $ .0001 per share expiring on the seventh anniversary from the date of issue October 12, 2014.

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

On November 15, 2007, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $325,000 of 8% (amended to 13%) secured convertible notes due November 15, 2010, and for stock purchase warrants of 10,000,000 shares of common stock exercisable at anytime at $ .0001 per share expiring on the seventh anniversary from the date of issue November 15, 2014.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2007 AND 2008

NOTE 2              Convertible Notes (cont’d)

On December 14, 2007, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $315,000 of 8% (amended to 13%) secured convertible notes due December 14, 2010, and for stock purchase warrants of 10,000,000 shares of common stock exercisable at anytime at $ .0001 per share expiring on the seventh anniversary from the date of issue December 14, 2014.

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

On December 31, 2007, the Lender issued the Company a new note for all accrued unpaid interest.  The Lender applied all of its conversions from convertible notes into stock to the principal of its original note issued October 31, 2005.  The Company which had been applying the conversions to interest first then principal made this adjustment to be in agreement with the Lender and will apply all conversion to principal beginning January 1, 2008.  The Callable Secured Convertible Note dated December 31, 2007 in the amount of $427,759.61 bears interest at 2% (amended to 13%) per annum, payable quarterly.  The note is due December 31, 2010.  All of the terms are identical to the above notes, including the conversion options.

On April 22, 2008, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $190,000 of 8% (amended to 13%) secured convertible notes due April 22, 2011, and for stock purchase warrants of 20,000,000 shares of common stock exercisable at anytime at $ .0001 per share expiring on the seventh anniversary from the date of issue April 22, 2015.  On May 19, 2009, $76,000 of these notes were sold to JMJ Financial by the Holder (See Note 4).

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 2              Convertible Notes (cont’d)

On June 12, 2008, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $135,000 of 8% (amended to 13%) secured convertible notes due June 12, 2011.

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

On August 29, 2008, AJW Partners, LLC and its related entities (the Lender) issued the Company a new Note for all accrued unpaid interest from January 1, 2008 through August 29, 2008.  The accrued interest has been reclassified to a convertible note payable.  The Callable Secured Convertible Note, dated August 29, 2008, in the amount of $235,113.84, bears interest at 2% (amended to 13%) per annum, payable quarterly.  The Note is due on August 29, 2011.  The conversion price is the average of the three (3) lowest trading prices in the 20 days prior to conversion (before the conversion date) X 32.5% (amended to X 25%) = conversion price.  All other terms are identical with the other Note.

On May 19, 2009, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $79,500 of 13% secured convertible notes due May 15, 2012.

The funds were advanced on May 15, 2009 in the amount of $79,500.  The notes are convertible, at the holders option, into shares of common stock, in whole or in part, at any time after the original issue date.  No interest shall be due or payable for any month in which the Company’s stock trading price is greater than $ .045 for each trading day of the month.  The notes are secured by all the assets and intellectual property of the Company.

On June 30, 2009, AJW Partners, LLC and its related entities (the Lender) issued the Company a new Note for all accrued unpaid interest from August 30, 2008 through June 30, 2009. The accrued interest has been reclassified to a convertible note payable.  The Callable Secured Convertible Note, dated June 30, 2009 in the amount of $551,564.55 bears interest at 2% per annum, payable quarterly.  The Note is due on June 30, 2012.  The conversion price is the average of the three (3) lowest trading prices in the 20 days prior to conversion (before the conversion date) X 25% = conversion price.  All other terms are identical with the other Note.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 2              Convertible Notes (cont’d)

See Paragraph 2 of this note related to the terms of conversion.  The total shares at July 31, 2009, included in Paragraph 2 above, includes all additional convertible notes.

All notes include a Registration Rights Agreement.  The Company was required to register additional shares in relation to all the additional agreements listed above, this was not done.  There is a penalty of 2% per month of the note amount, a penalty of $1,150,174 was accrued through July 31, 2009.

In connection with the aforementioned issuance of the $1,000,000 of convertible notes, on October 31, 2005, the Company granted a first priority security interest in all the assets of the Company.  The issuance of convertible notes resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and SFAS 133 (see Note 5).  The note holder’s have converted notes of $845,904 into 2,160,426,197 shares of Common Stock as of July 31, 2009.  The balance of the notes are $5,001,534 at July 31, 2009. Interest due of $107,429 is included in Accrued Expenses.

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

The outstanding balance of principal and interest is due and payable on demand on or after August 1, 2006.  All payments shall apply first to interest accrued and then principal.  The Company may prepay all or part without a pre-payment penalty.  The loan was not paid on August 1, 2006 and was extended under the same terms by mutual agreement.  Interest due of $36,500 is included in Accrued Expenses.

Default shall occur upon (1) failure to make payment on the note or transfer of stock when due, (2) Company institutes bankruptcy or solvency proceedings or make an assignment for the benefit of creditors.

Note Payable - July 31, 2009 and 2008	$150,000

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 3              Notes Payable (Cont’d)

b)
The Company has entered into a loan agreement with an unrelated individual.  The note is dated October 11, 2005.  The note provides for a total loan of $400,000, the Company received $190,000 by October 31, 2005.  The balance of $210,000 was subsequently received on November 29, 2005.  The note bears interest at a fixed rate of 8%, plus the prevailing variable margin rate charged to the lender.  As of July 31, 2009, the margin rate was 7.625%.  The lender was paid a loan acquisition cost on December 5, 2005, in Common Stock of 1 million shares.

The cost was recorded at market value at the date of the loan which was $ .12 per share, for a total of $120,000.  The outstanding balance of principal and accrued interest was due and payable on April 11, 2006.  The note has been extended to February 28, 2007 by addendum under the current terms and interest is being accrued.  The addendum was signed on November 11, 2006.  In consideration of the waiver and extension, the Company, with the signing, paid the lender $20,000.  The lender was also issued additional warrants to purchase 400,000 shares of common stock, 200,000 at $0.10 per share and 200,000 at $0.20 per share, which expire on February 28, 2008. As of July 31, 2009, the note has not been paid.

At July 31, 2009, $233,385 of interest expense is included in Accrued Expenses.  As security for the loan, the Company has pledged all of its tangible and intangible assets.  Commencing on January 1, 2006, the Company shall establish an escrow account and shall deposit 25% of all proceeds generated by the thermal imaging cameras purchased with $210,000 of proceeds from the loan.  The funds shall remain in escrow for use in paying all sums due to the lender.  To July 31, 2009, no funds have been put into escrow.

In addition, the lender has the option to convert the loan into fully registered, unsecured Common Stock of the Company at a conversion price on the day of conversion, minus 40%.  The total shares at July 31, 2009 were 3,518,805,555.  The lender shall have the right to convert on the prepayment date or the due date, whichever occurs first.  The issuance of the notes and warrants resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and FASB 133 (see Note 5).

Balance due at July 31, 2009 and 2008	$400,000

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

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

In addition, 1,500,000 shares of Restricted Common Stock are being held in escrow as security for the note payable of $200,000.  These shares have been shown as issued but not outstanding.  The Company is in default on $200,000 of the Note Payable and interest of $4,000 which was due June 19, 2006 on the first $100,000 of notes due.  Due to the default, the interest charged from June 19, 2006 is 18% on the $200,000 Note Payable.  Interest expense of & 114,242 is included in Accrued Expenses.

On November 28, 2006, the Company received a letter due to the default, giving it ten (10) days to pay the note and accrued interest or the 1,500,000 shares held in escrow will be issued to the shareholder of Micro Health Systems, Inc.  As of July 31, 2009 and through October 7, 2009,  nothing has transpired.

Balance due at July 31, 2009 and 2008	$200,000

(d)
The Company has borrowed $16,912 from an unrelated party.  The note is dated January 16, 2009, and was due on February 16, 2009 (maturity date).  The note has an interest rate of 12% per annum. Per the terms of the note, the Company is in default as it failed to pay the principal and interest due upon the maturity date.  In the event of default, the lender, by notice given to the borrower, may declare the unpaid principal and accrued interest owing to be paid.  The Company (borrower) has not received any demand for payment as of October 7, 2009.  The note is included as a current liability in Notes and Loans Payable - Other in the amount of $16,912 and $598 of interest is included in accrued expenses.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 4              Convertible Notes - Other

(a)
JMJ Financial purchased certain convertible notes from AJW Partners and related entities (See Note 2).  JMJ Financial purchased $76,000 of Notes on May 19, 2009.  The Notes have been converted to Common in full by July 31, 2009 and no amount is due.  On June 18, 2009, JMJ Financial purchased $270,500 of certain Convertible Notes.  Through July 31, 2009, $52,153 of these Notes were converted to Common Stock.  These Notes bear interest at 8% per annum.  The Company has consented to the sale of these Notes.  The Notes bear the same terms as in the hands of the seller, AJW Partners, and related entities. $3,778 is included in Accrued Interest at June 30, 2009.

Balance Due at July 31, 2009	$218,347

(b)
The Company has entered into an agreement with JMJ Financial, the Lender, and the Company as the Borrower.  They will loan to the Company the principal sum of $575,000 of which $75,000 has been recorded as a loan acquisition cost and is being amortized over 36 months.  The loan has a 12% one time interest charge on the principal sum.  No interest or principal payments are required until the maturity date three (3) years from the effective date (May 27, 2009).  Both principal and interest may be included in conversion prior to maturity date.  The conversion formula, the number of shares issued through conversion, is the conversion amount, divided by the conversion price which is 70% of the lowest trading price in the 20 trading days previous to the conversion, as applied to the Company’s voting Common Stock.  Prepayment of the loan is not permitted, unless approved by Holder.

Balance Due at July 31, 2009	$340,000

The issuance of convertible notes resulted in conversion features being accounted for as Embedded Derivative Liabilities in accordance with EITF00-19 and SFAS 133 (See Note 5).  Total shares available for conversion on all Notes A & B above, are 6,536,184,248 at July 31, 2009.

NOTE 5              Derivative Financial Instrument Liabilities

We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.  See Note 1, related to embedded derivative instruments accounting policy.

In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at July 31, 2009, we used the market price of our Common Stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument.  All options, warrants and conversion options can be exercised by the holder at any time.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 5              Derivative Financial Instrument Liabilities (cont’d)

Because of the limited historical trading period of our Common Stock, the expected volatility of our Common Stock over the remaining life of the options and warrants has been estimated at 123%, based on a review of the historical volatility and of entities considered by management as comparable.  The risk-free rates of return used ranged from 0.03% to 0.15%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 5              Derivative Financial Instrument Liabilities (cont’d)

At July 31, 2009, the following derivative liabilities related to Common Stock options and warrants and embedded derivative instruments were outstanding (see Notes 2, 3 and 4):

Issue		No. of		Exercise Price Per	Value - Issue	Value - July 31,
Date	Expiry Date	Warrants	Issued To	Share	Date	2009

10/11/05	04/11/06	1,000,000	Thompson	$.50	$41,526	$0

11/19/06	02/18/08	200,000	Thompson	$.10	3,845	0

11/19/06	02/18/08	200,000	Thompson	$.20	2,276	0

10/31/05	10/31/10	1,666,667	AJW Partners	$.50	169,629	0

01/20/06	01/20/11	1,666,667	AJW Partners	$.50	81,321	0

07/25/06	07/25/11	833,333	AJW Partners	$.50	146,197	0

08/04/06	08/04/11	833,333	AJW Partners	$.50	102,816	0

11/30/06	11/30/13	4,000,000	AJW Partners	$.08	158,741	134

03/26/07	03/26/14	1,000,000	AJW Partners	$.03	25,433	69

05/30/07	05/30/14	10,000,000	AJW Partners	$.02	163,409	885

10/12/07	10/12/14	15,000,000	AJW Partners	$.0001	179,353	4,104

11/15/07	11/15/14	10,000,000	AJW Partners	$.0001	39,649	2,741

12/14/07	12/14/14	10,000,000	AJW Partners	$.0001	24,000	2,748

04/22/08	04/22/15	20,000,000	AJW Partners	$.0001	17,540	4,692

Fair value of derivative instrument liabilities for warrants					$1,155,735	$15,373

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 5          Derivative Financial Instrument Liabilities (cont’d)

				Exercise
Issue	Due	Note		Price Per	Value - Issue	Value - July
Date	Date	Amount	Instrument	Share	Date	31, 2009

10/11/05	04/11/06	$400,000	Loan	Various	$370,189	$422,243

10/31/05	10/31/08	1,000,000	Convertible
			Notes	Various	2,681,204	1,248,182
01/20/06	01/20/09	1,000,000	Convertible
			Notes	Various	1,363,058	8,100,000
07/25/06	07/25/09	500,000	Convertible
			Notes	Various	791,994	4,050,000
08/04/06	08/04/09	500,000	Convertible
			Notes	Various	616,127	1,836,002
11/30/06	11/30/09	400,000	Convertible
			Notes	Various	523,047	2,720,216
03/26/07	03/26/10	165,000	Convertible
			Notes	Various	274,500	264,443
05/30/07	05/30/10	435,000	Convertible
			Notes	Various	825,801	3,106,831
10/12/07	10/12/10	175,000	Convertible
			Notes	Various	711,289	1,413,319
11/15/07	11/15/10	325,000	Convertible
			Notes	Various	465,052	2,628,300
12/14/07	12/14/07	315,000	Convertible
			Notes	Various	631,254	2,552,282
12/31/07	12/31/10	427,760	Convertible
			Notes	Various	894,835	3,468,288
04/22/08	04/22/11	190,000	Convertible
			Notes	Various	569,394	929,704
06/12/08	06/12/11	135,000	Convertible
			Notes	Various	555,374	1,103,956
08/29/08	08/29/11	235,114	Convertible
			Notes	Various	875,919	1,930,721
Fair value of bifurcated embedded derivative instrument liabilities carry forward					$12,149,037	$35,774,487

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 5              Derivative Financial Instrument Liabilities (cont’d)

					Exercise
	Issue	Due	Note		Price Per	Value - Issue	Value - July
	Date	Date	Amount	Instrument	Share	Date	31, 2009

Carry Forward						$12,149,037	$35,774,487

	05/15/09	05/15/12	$79,500	Convertible	Various	79,500	661,611
				Notes
	06/30/09	06/30/12	551,565	Convertible	Various	551,565	4,600,263
				Notes
	08/04/06	08/04/09	270,500	Convertible	Various	270,500	1,746,573
				Notes
	05/27/09	05/27/12	340,000	Convertible	Various	340,000	1,276,072
				Notes

	Fair value of bifurcated embedded derivative instrument liabilities					$13,390,602	$44,059,006
	Total derivative financial instruments					$14,546,337	$44,074,379

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 6              Accrued Expenses

The following are the components of Accrued Expenses:

	July 31, 2009	July 31, 2008

Penalties - Registrations	$1,150,174	$695,574
Interest on Debt	495,313	512,488
Payroll and Payroll Taxes	1,222,486	682,133
Professional Fees	10,000	24,530
Accrued Trade Payables	1,754	1,200
	$2,879,727	$1,915,925

NOTE 7              Stockholders’ Equity (Deficit)

During the year ended July 31, 2009, the Company issued the following shares of restricted common stock for services rendered; for Public Relations/Marketing services 70,900,000 shares, at market value, for computer software design 3,500,000 shares at 70% of market value and for unreimbursed expenses 8,050,000 shares at 70% of market value, for legal fees 5,726,458 and financial consulting 4,000,000 shares at market value and medical consulting 138,888,889 shares at 60% of market value.  The total was recorded as common stock $230,065 and additional paid-in capital of $321,307.  The total of $551,372 is reflected as an expense in the Statement of Operations.

On May 19, 2009, by written consent of the Stockholder holding a majority of the outstanding common stock of the Company, the following was resolved:

1.	The prior increase in authorized shares from 200,000,000 to 1,700,000,000 was ratified and confirmed.
2.
The Certificate of Amendment to the Certificate of Incorporation increasing the corporation’s authorized share of common stock from 1,700,000,000 to 10,000,000,000 (10 billion) is hereby authorized, ratified and approved.

3.	The Prior adoption of 10,000,000 shares of blank check preferred stock is hereby ratified and confirmed, the shares of preferred at $0.001 par value Series A Preferred Stock.

On May 20, 2009, with the unanimous written consent of the Directors, Chief Executive Officer John Antonio, and the Vice President Ken McCopper, each converted $30,000 of accrued salary owed to them into shares of the Company’s Series A Preferred Stock.  Each received 30,000 shares of Series A Preferred $0.001 par value.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 8              Derivative Instruments Income, Net

Derivative instruments expense of $38,420,029 and $2,471,101 represents the net unrealized (non-cash) change during the years ended July 31, 2009 and July 31, 2008, respectively, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

NOTE 9              Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $41,832,521 and a negative cash flow from operations of $654,584 for the year ended July 31, 2009, negative working capital of $30,631,304, and a stockholders’ deficiency of $53,131,962 at July 31, 2009.

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

NOTE 10            Employee Compensation Plan

In December 2006, the Company filed a Form S-8 to register 5,000,000 shares of common stock with a proposed offering price of $ .075 per share related to the formation of the Wellstar International, Inc. 2006 Employee Compensation Plan.  In August 2007, the Company filed a Form S-8 and registered 8,500,000 shares of Common Stock with a projected offering price of $ .013 per share related to the formation of the 2007 Employee Compensation Plan.  In August 2008, the Company filed Form S-8 and registered 47,000,000 shares of Common Stock at a proposed maximum offering price of $ .019 per share, issuable pursuant to the Company’s 2008 Compensation Plan, dated August 7, 2008.

To date, no shares have been issued under either plan.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 11            Compensated Absences

There has been no liability accrued for compensated absences as the Company does not meet the conditions of SFAS43, Paragraph 6, for accrual.  The Company only has four employees and three officers.  There are no retirement plans and no plans related to future absences.

NOTE 12            Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 provides a new single authoritative definition of fair value and enhanced guidance on measuring the fair value of assets and liabilities.  It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On August 1, 2008, the Company adopted SFAS 157, which did not have a material impact on its financial statements.

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

The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  The guidance in this FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 12            Recently Issued Accounting Pronouncements (Cont’d)

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

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159").  SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value.  Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable and issued debt.  If the use of fair value is elected, any up-front costs and fees related to the item must be recognized in earnings and cannot be deferred.  The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value.  At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings.  Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings.

SFAS 159 is effective for fiscal years beginning after November 15, 2007.  SFAS 159 was adopted as of August 1, 2008, and did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB No. 141 and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of AFB No. 51, (“SFAS 160").

SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statement s the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  The Statement also established disclosure requirements that will easily enable users to evaluate the nature and financial effects of the business combination.  SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 12            Recently Issued Accounting Pronouncements (Cont’d)

SFAS 141R and SFAS 160 are effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008.  We have not yet determined the impact of these pronouncements will have on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS No. 161).  The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments.  The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives.  SFAS No. 161 does not change the accounting treatment for derivative instruments.  SFAS No 161 is effective for the Company beginning August 1, 2009.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on their financial condition, results of operations or cash flows.

In May 2008, the FASB released FSP APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements.

FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the materiality of the impact the adoption of FSP APB 14-1 will have on the Company’s consolidated results of operations and financial conditions.

NOTE 13            Lease Agreement

On July 17, 2007, Trillenium Medical Imaging, Inc., a wholly owned subsidiary, entered into a lease agreement with an unrelated party for a facility in New York City.  The lease replaced a prior lease in the same facility.  The lease is for a period of one year with a monthly rent of $4,435.  The lease expired July 16, 2009 and was not renewed.  The Company incurred a rent expense of approximately $55,391 and $50,025 for the years ended July 31, 2009 and 2008, respectively.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 14            Subsequent Events

AJW Partners, LLC and related entities converted a portion of their notes (See Note 2) into 1,542,669,800 shares of Common Stock during the period August 1, 2009 through October 2, 2009.  During the same period, JMJ Financial converted a portion of their notes in 3,315,500,000 shares of Common Stock (see Note 4).

The following resolutions were duly adopted by the Board of Directors of the Corporation by unanimous written consent on September 10, 2009:

WHEREAS, the Board of Directors is authorized within the limitations and restrictions stated in the Articles of Incorporation of the Corporation, to provide by resolution or resolutions for the issuance of 10,000,000 shares of Preferred Stock of the Corporation, in such series and with such designations and such powers, preferences, rights, qualifications, limitations and restrictions thereof as the Corporation’s Board of Directors shall fix by resolution or resolutions providing for the issuance thereof duly adopted by the Board of Directors; and

WHEREAS, it is the desire of the Board of Directors of the Corporation, pursuant to its authority as aforesaid, to designate the terms of the Series B Preferred Stock and the number of shares constituting such series;

NOW, THEREFORE, BE IT RESOLVED, that the certificate of designation for the Series B Preferred Stock of the Corporation be amended and restated in its entirety as follows:

1.	Designation and Authorized Shares. The Corporation shall be authorized to issue 1,000,000 shares of Series B Preferred Stock, par value $.001 per share (the “Series B Preferred Stock”).

2.	Stated Value. The stated value of each issued share of Series B Preferred Stock shall be deemed to be $1.00 (the “Stated Value”).

3.
Voting.  Except as otherwise expressly required by law, each holder of Series B Preferred Stock shall be entitled to vote on all matters submitted to shareholder of the Corporation and shall be entitled to one hundred (100) votes for each share of Common Stock that each holder is entitled to receive upon conversion of the Series B Preferred Stock in full at the record date for the determination of shareholders entitled to vote on such matter or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited.  The holders of shares of Series B Preferred Stock shall vote together with the holders of Common Stock on all matters.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009 AND 2008

NOTE 14            Subsequent Events

4.
Liquidation. The holders of Series B Preferred Stock shall not be entitled to receive any preference upon the liquidation, dissolution or winding up of the business of the Corporation, whether voluntary or involuntary, each holder of Series B Preferred Stock shall share ratably with the holders of the common stock of the Corporation.

5.	Conversion. The holder of Series B Preferred Stock shall have the following conversion rights (the “Conversion Rights”):

5.1
Right to Convert.  Each share of Series B Preferred Stock shall be convertible at the option of the Holder thereof, at any time and from time to time from and after the Original Issue Date into that number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price.  For purposes of this Section, the conversion price for the Series B Preferred Stock shall equal $0.001 (the “Conversion Price”).

On September 10, 2009, with the unanimous written consent of the Directors, the Chief Executive Officer John Antonio and the Vice President Ken McCopper, each converted $50,000 of accrued salary owed to them into shares of the Company’s Series B Preferred Stock.  Each received 50,000 shares of Series B Preferred Stock, par value $.001 per share, $1.00 stated value.

On October 1, 2009, with the unanimous written consent of the Directors, the Chief Executive Officer John Antonio and the Vice President Ken McCopper, each converted $50,000 of accrued salary owed to them into shares of the Company’s Series B Preferred Stock.  Each received 50,000 shares of Series B Preferred Stock, par value $.001 per share, $1.00 stated value.

On October 2, 2009, the Company amended its Certificate of Incorporation to increase its authorized shares of common stock from 10 billion to 20 billion.  The increase amendment was approved by the Board of Directors as well as the Shareholders holding a majority of the issued and outstanding voting shares of the Company.

The Company entered into an additional agreement to borrow up to $1,150000 from JMJ Financial.  The interest rate will be 12% one time interest charge on the principal sum.  No interest or principal payments are required until the maturity date, but both principal and interest may be included in the conversion prior to maturity.  Maturity is three (3) years from the effective date.  The loan is convertible into voting common stock of the Company.  The conversion formula, the number of shares issued through conversion is the conversion amount, divided by the conversion price which is 70% of the lowest trading price in the 20 trading days previous to the conversion.  Prepayment of the loan is not permitted, unless approved by holder.