Form 10-Q
period 2009-10-31
Wellstar International, Inc.
filed 2009-12-21
CIK 1346248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q
  (Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2009

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

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of December 3, 2009 was.16,725,874,145.

Table of Contents

PART I
FINANCIAL INFORMATION

WELLSTAR INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2009 AND 2008

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2009 AND 2008

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEETS	F-1 - F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5, F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-27

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31, 2009 (Unaudited)	July 31, 2009 (Audited)

Current Assets:
Cash	$5,518	$29,564
Prepaid Expenses	-	5,186
Total Current Assets	5,518	34,750

Fixed Assets:
Imaging Equipment	829,168	802,169
Office Equipment and Fixtures	154,884	154,884
Subtotal	984,052	957,053

Less: Accumulated Depreciation	601,626	552,985
Net Fixed Assets	382,426	404,068

Intangible Assets:
Covenant Not To Compete	-	-
Manufacturing and Distribution Agreement	700,000	700,000
Subtotal	700,000	700,000

Less: Accumulated Amortization	491,656	459,577
Net Intangible Assets	208,344	240,423

Other Assets:
Loan Acquisition Cost (net of amortization of $286,161 @ 10/31/09 and $261,550 @ 7/31/09)	241,364	110,645
Software and Manuals (net of amortization of $42,536 @ 10/31/09 and $37,892 @ 7/31/09)	12,864	17,508
Security Deposit	-	4,525
Total Other Assets	254,228	132,678

Total Assets	$850,516	$811,919

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES LESS SHAREHOLDERS’ DEFICIT

	October 31, 2009 (Unaudited)	July 31, 2009 (Audited)

Current Liabilities:
Accounts Payable	$661,033	$616,537
Accrued Expenses	3,169,619	2,879,727
Note & Loan Payable - Other	63,382	63,382
Notes Payable	680,000	750,000
Derivative Instrument Liability - Loan	384,769	422,243
Derivative Instrument Liability - Convertible Notes	19,904,391	23,072,247
Convertible Debt	2,793,364	2,861,918
Total Current Liabilities	27,656,558	30,666,054

Long Term Liabilities:
Convertible Debt	2,932,939	2,697,938
Derivative Instrument Liability - Convertible Notes	16,444,273	20,564,516
Derivative Instrument Liability - Warrants	9,493	15,373
Total Long-Term Liabilities	19,386,705	23,277,827

Total Liabilities	47,043,263	53,943,881

Stockholders’ Deficit:
Preferred Stock
Series A, Authorized 100,000 Shares, par value .001 per share
Issued and Outstanding Shares, 60,000	$60	$60
Paid in Surplus	59,940	59,940

Series B, Authorized 1,000,000 Shares, par value .001 per share
Issued and Outstanding Shares, 100,000 Shares,	100	-
Paid in Surplus	99,900	-

Common Stock
Authorized 20,000,000,000 Shares, par value .001 per share
Issued Shares,13,348,696,475 - Outstanding Shares, 13,347,196,474 (10/31/09) and 3,948,114,673 (7/31/09)	13,347,197	3,948,116
Paid in Surplus	(10,079,715)	(994,187)
Retained Earnings (Deficit)	(49,620,229)	(56,145,891)
Total Shareholders’ Deficit	(46,192,747)	(53,131,962)

Total Liabilities Less Stockholder’s Deficit	$850,516	$811,919

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months October 31,
	2009	2008

Income:
Revenue from Medical Imaging	$-	$-
Cost of Sales	-	-
Gross Profit	-	-

Operating Expenses:
Selling, General and Administrative	409,145	426,244
Depreciation and Amortization	104,646	101,672
Total Operating Expenses	513,791	527,916

Loss from Operations	(513,791)	(527,916)

Other Expense (Income):
Interest Income	(68)	(59)
Interest Expense	183,169	121,852
Derivative Instrument (Income) Expense, Net	(7,331,453)	(2,770,907)
Non-Registration Penalties	108,900	108,900
Total Other Expenses (Income)	(7,039,452)	(2,540,214)

Income (Loss) before Provision for Taxes	6,525,661	2,012,298
Provision for Taxes	-	-
Net Income (Loss)	$6,525,661	$2,012,298

Net Income (Loss) Per Share, Basic and Diluted	$(.0)	$(.0)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	8,042,475,164	484,409,682

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009

	Preferred Stock			Common Stock
	Shares	Amount	Additional Paid in Capital	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, July 31, 2009	60,000	$60	$59,940	3,948,114,673	$3,948,116	$(994,187)	$(56,145,891)	$(53,131,962)

Series B, Preferred	100,000	100	99,900					100,000

Conversion of Debentures				9,399,081,801	9,399,081	(9,085,528)		313,553

Net Income for the Period							6,525,662	6,525,662

Balance, October 31, 2009	160,000	$160	$159,840	13,347,196,474	$13,347,197	$(10,079,175)	$(49,620,229)	$(46,192,747)

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Month Ended October 31,
	2009		2008

Cash Flows from Operating Activities:
Net Income (Loss)		$6,525,661		$2,012,298
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and Amortization		104,646		101,672
Services Paid in Stock		-		143,260
Derivative Instrument (Income) Expense, Net		(7,331,453)		(2,770,907)
Delinquent Registration Penalty		108,900		108,900
Changes in Operating Assets and Liabilities:
Increase (Decrease) In:
Prepaid Expenses		5,186		40
Accounts Payable		44,496		78,637
Accrued Expenses		280,993		285,347
Net Cash Used in Operating Activities		(261,571)		(40,753)

Cash Flows from Investing Activities:
Purchase of Equipment and Software		(27,000)		(344)
Security Deposit - Reduction		4,525		-
Net Cash Used in Investing Activities		(22,475)		(344)

Cash Flows From Financing Activities:
Loan Payable - Other		-		8,500
Proceeds from Issuance of Convertible Notes		260,000		-
Issuance of Stock for Cash		-		7,150
Net Cash Provided by Financing Activities		260,000		15,650

Net Increase in Cash		(24,046)		(25,447)

Cash at Beginning of Period		29,564		25,560
Cash at End of Period		$5,518		$113

Cash Paid for Interest	$	- 0 -	$	- 0 -

Cash Paid for Taxes	$	- 0 -	$	- 0 -

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

1.	During the three months ended October 31, 2009, convertible debentures in the amount of $313,553 were converted into 9,399,081,801 shares of Common Stock.

2.	During the three months ended October 31, 2009, two officers were issued Series B Preferred Stock in lieu of salaries for a value of $100,000, no cash was expended.

3.	There was an assignment of Convertible Notes Payable of $70,000 from one Lender to new Lenders, which had no effect on cash.

4.	During the three months ended October 31, 2008, convertible debentures in the amount of $40,540 were converted into 15,400,000 shares of Common Stock.

5.	33,000,000 shares of Common Stock was issued for services rendered in the three months ended October 31, 2008. The amount was $312,660.

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF OCTOBER 31, 2009

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

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Wellstar International, Inc. and its wholly owned subsidiary, Trillennium Medical Imaging, Inc. (collectively, the “Company”).

(c)	Interim Condensed Consolidated Financial Statements

The consolidated financial statements as of and for the three months ended October 31, 2009 and 2008 are unaudited.  In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  The consolidated results of operations for the three months ended October 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.  The consolidated balance sheet information as of July 31, 2009 was derived from the audited consolidated financial statements included in the Company’s annual report Form 10-K for the year ended July 31, 2009.  The interim consolidated financial statements should be read in conjunction with that report.

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
AS OF OCTOBER 31, 2009

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

g)           Income (Loss) Per Share

Basic and diluted net income (loss) per common share for the three months ended October 31, 2009 and 2008 are computed based upon the weighted average number of common shares outstanding.  The assumed conversion of Common Stock equivalents was not included in the computation of diluted Income (loss) per share because the assumed conversion and exercise would be anti-dilutive due to the net Income (loss) incurred.  Based on the conversion formula in the Agreements (see Note 2, 3 and 4) on the conversion of its convertible notes would have resulted in the issuance of additional common shares in the amount of 217,707,695,524, on October 31, 2009.

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
AS OF OCTOBER 31, 2009

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

Financial instruments which potentially subject the Company to concentrations of credit risk consists of a checking account with a financial institution in excess of insured limits.  There was no excess above insured limits at October 31, 2009.  The Company does not anticipate non-performance by the financial institution.

l)	Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF OCTOBER 31, 2009

(UNAUDITED)

NOTE 1              Summary of Significant Accounting Policies and Organization (cont’d)

m)          Equipment

Imaging and office equipment are recorded at cost and depreciated on the straight line method with an estimated life of five (5) years.  Imaging equipment is at the customers facility where the equipment is used or stored by the Company until placed in use.  The Company retains title to the imaging equipment while it is at the customers location.  Depreciation expense for the three months ended October 31, 2009 and 2008 were $48,641 and $49,993, respectfully.

n)           Intangible Assets

Loan acquisition costs are stated at cost and relate to the costs of acquiring the convertible notes (see Note 2) and to obtaining the $400,000 Note Payable (see Note 3).  Amortization is provided for under the straight line method over three (3) years, which is the term of the convertible notes and six months for the original term of the Note Payable. Total amortization for the three months ended October 31, 2009 and 2008 were $19,281 and $14,944, respectfully.

Software and manuals, Covenant Not To Compete and Manufacturing & Distribution Agreement acquired in the acquisition of Micro Health Systems, Inc. (See Note 3) with cost of $80,000, $20,000 and $700,000 respectively are being amortized over a 24 month period for the software and the Covenant and 5 ½ years for the manufacturing and distribution agreement. The total amortization expense for the three months ended October 31, 2009 and 2008 were $36,724 and $36,735, respectfully.

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
AS OF OCTOBER 31, 2009

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

The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the notes to be converted, plus related accrued interest, by the conversion price.  The conversion price in effect on any conversion date will be at the selling stockholder’s option, at the lower of (i) $0.12 or (ii) an amended 75% discount to the average of the three lowest intraday trading prices for the Common Stock on a principal market for the twenty trading days preceding, but not including, the conversion date for all notes.  The total shares available for conversion at October 31, 2009 were 207,769,040,000.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009

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
AS OF OCTOBER 31, 2009

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
AS OF OCTOBER 31, 2009

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
AS OF OCTOBER 31, 2009

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

On May 15, 2009, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $79,500 of 13% secured convertible notes due May 15, 2012.

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

On June 30, 2009, AJW Partners, LLC and its related entities (the Lender) issued the Company a new Note for all accrued unpaid interest from August 30, 2008 through June 30, 2009. The accrued interest has been reclassified to a convertible note payable.  The Callable Secured Convertible Note, dated June 30, 2009 in the amount of $551,564.55 bears interest at 2% per annum, payable quarterly.  The Note is due on June 30, 2012.  The conversion price is the average of the three (3) lowest trading prices in the 20 days prior to conversion (before the conversion date) X 25% = conversion price.  All other terms are identical with the other Notes.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009

NOTE 2              Convertible Notes (cont’d)

See Paragraph 2 of this note related to the terms of conversion.  The total shares at October 31, 2009, included in Paragraph 2 above, includes all additional convertible notes.

All notes include a Registration Rights Agreement.  The Company was required to register additional shares in relation to all the additional agreements listed above, this was not done.  There is a penalty of 2% per month of the note amount, a penalty of $1,259,047 was accrued through October 31, 2009.

In connection with the aforementioned issuance of the $1,000,000 of convertible notes, on October 31, 2005, the Company granted a first priority security interest in all the assets of the Company.  The issuance of convertible notes resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and SFAS 133 (see Note 5).  The note holder’s have converted notes of $936,825 into 5,134,007,999 shares of Common Stock as of October 31, 2009.  The balance of the notes are $4,910,613 at October 31, 2009. Interest due of $284,282 is included in Accrued Expenses.

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

The outstanding balance of principal and interest is due and payable on demand on or after August 1, 2006.  All payments shall apply first to interest accrued and then principal.  The Company may prepay all or part without a pre-payment penalty.  The loan was not paid on August 1, 2006 and was extended under the same terms by mutual agreement.  Interest due of $38,800 is included in Accrued Expenses.

Default shall occur upon (1) failure to make payment on the note or transfer of stock when due, (2) Company institutes bankruptcy or solvency proceedings or make an assignment for the benefit of creditors.

Note Payable - October 31, 2009 and 2008	$150,000

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009

NOTE 3              Notes Payable (Cont’d)

b)
The Company has entered into a loan agreement with an unrelated individual.  The note is dated October 11, 2005.  The note provides for a total loan of $400,000, the Company received $190,000 by October 31, 2005.  The balance of $210,000 was subsequently received on November 29, 2005.  The note bears interest at a fixed rate of 8%, plus the prevailing variable margin rate charged to the lender.  As of October 31, 2009, the margin rate was 7.625%.  The lender was paid a loan acquisition cost on December 5, 2005, in Common Stock of 1 million shares.

The cost was recorded at market value at the date of the loan which was $ .12 per share, for a total of $120,000.  The outstanding balance of principal and accrued interest was due and payable on April 11, 2006.  The note has been extended to February 28, 2007 by addendum under the current terms and interest is being accrued.  The addendum was signed on November 11, 2006.  In consideration of the waiver and extension, the Company, with the signing, paid the lender $20,000.  The lender was also issued additional warrants to purchase 400,000 shares of common stock, 200,000 at $0.10 per share and 200,000 at $0.20 per share, which expire on February 28, 2008. As of October 31, 2009, the note has not been paid.

At October 31, 2009, $233,385 of interest expense is included in Accrued Expenses.  As security for the loan, the Company has pledged all of its tangible and intangible assets.  Commencing on January 1, 2006, the Company shall establish an escrow account and shall deposit 25% of all proceeds generated by the thermal imaging cameras purchased with $210,000 of proceeds from the loan.  The funds shall remain in escrow for use in paying all sums due to the lender.  To October 31, 2009, no funds have been put into escrow.

In addition, the lender has the option to convert the loan into fully registered, unsecured Common Stock of the Company at a conversion price on the day of conversion, minus 40%.  The total shares at October 31, 2009 were 4,810,750,000.  The lender shall have the right to convert on the prepayment date or the due date, whichever occurs first.  The issuance of the notes and warrants resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and FASB 133 (see Note 5).

Balance due at October 31, 2009 and 2008	$330,000

On August 20, 2009, the Lender assigned $70,000 of its Notes Receivable to two individuals for $30,000 and $40,000.  The Company accepted the assignment of the Notes and drew an agreement with the New Lenders, (see Note 3-E).

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009

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

In addition, 1,500,000 shares of Restricted Common Stock are being held in escrow as security for the note payable of $200,000.  These shares have been shown as issued but not outstanding.  The Company is in default on $200,000 of the Note Payable and interest of $4,000 which was due June 19, 2006 on the first $100,000 of notes due.  Due to the default, the interest charged from June 19, 2006 is 18% on the $200,000 Note Payable.  Interest expense of & 123,316 is included in Accrued Expenses.

On November 28, 2006, the Company received a letter due to the default, giving it ten (10) days to pay the note and accrued interest or the 1,500,000 shares held in escrow will be issued to the shareholder of Micro Health Systems, Inc.  As of October 31, 2009 and through December 11, 2009,  nothing has transpired.

Balance due at October 31, 2009 and 2008	$200,000

(d)
The Company has borrowed $16,912 from an unrelated party.  The note is dated January 16, 2009, and was due on February 16, 2009 (maturity date).  The note has an interest rate of 12% per annum. Per the terms of the note, the Company is in default as it failed to pay the principal and interest due upon the maturity date.  In the event of default, the lender, by notice given to the borrower, may declare the unpaid principal and accrued interest owing to be paid.  The Company (borrower) has not received any demand for payment as of December 11, 2009.  The note is included as a current liability in Notes and Loans Payable - Other in the amount of $16,912.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009

NOTE 3              Notes Payable (cont’d)

(e)
See Note 3(b), this Lender assigned $70,000 of his Notes Receivable to two individuals and the Company entered into an agreement with them.  The Notes are convertible into the Company’s Common Stock and are being accounted for as Embedded Derivative Liabilities in accordance with EITF 00-19 and SFAS 133 (See Note 5).  The Lenders have converted $50,990 of these Notes into 1,440,000,000 shares of Common Stock.  The Notes have an interest rate of 0.0% and mature August 20, 2011.

NOTE 4              Convertible Notes - Other

(a)
On June 18, 2009, JMJ Financial purchased $270,500 of certain Convertible Notes from AJW Partner and related entities (see Note 2).  Through October 31, 2009, $223,821 of these Notes were converted to Common Stock.  These Notes bear interest at 8% per annum.  The Company has consented to the sale of these Notes.  The Notes bear the same terms as in the hands of the seller, AJW Partners, and related entities. $5,171 is included in Accrued Interest at October 31, 2009.

Balance Due at October 31, 2009	$46,679

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

The Company entered into an additional agreement to borrow up to $1,150000 from JMJ Financial of which $150,000 has been recorded as a loan acquisition cost and is being amortized over 36 months.  The interest rate will be 12% one time interest charge on the principal sum.  No interest or principal payments are required until the maturity date, but both principal and interest may be included in the conversion prior to maturity.  Maturity is three (3) years from the effective date (September 30, 2009).  The loan is convertible into voting common stock of the Company.  The conversion formula, the number of shares issued through conversion is the conversion amount, divided by the conversion price which is 70% of the lowest trading price in the 20 trading days previous to the conversion.  Prepayment of the loan is not permitted, unless approved by holder.

Balance Due at October 31, 2009	$750,000

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009

NOTE 4              Convertible Notes - Other (cont’d)

The issuance of convertible notes resulted in conversion features being accounted for as Embedded Derivative Liabilities in accordance with EITF00-19 and SFAS 133 (See Note 5).  Total shares available for conversion on all Notes A & B above, are 5,064,542,857 at October 31, 2009.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009

NOTE 5              Derivative Financial Instrument Liabilities (cont’d)

At October 31, 2009, the following derivative liabilities related to Common Stock options and warrants and embedded derivative instruments were outstanding (see Notes 2, 3 and 4):

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price Per Share	Value - Issue Date	Value - October 31, 2009

10/11/05	04/11/06	1,000,000	Thompson	$.50	$41,526	$0

11/19/06	02/18/08	200,000	Thompson	$.10	3,845	0

11/19/06	02/18/08	200,000	Thompson	$.20	2,276	0

10/31/05	10/31/10	1,666,667	AJW Partners	$.50	169,629	0

01/20/06	01/20/11	1,666,667	AJW Partners	$.50	81,321	0

07/25/06	07/25/11	833,333	AJW Partners	$.50	146,197	0

08/04/06	08/04/11	833,333	AJW Partners	$.50	102,816	0

11/30/06	11/30/13	4,000,000	AJW Partners	$.08	158,741	54

03/26/07	03/26/14	1,000,000	AJW Partners	$.03	25,433	33

05/30/07	05/30/14	10,000,000	AJW Partners	$.02	163,409	446

10/12/07	10/12/14	15,000,000	AJW Partners	$.0001	179,353	2,645

11/15/07	11/15/14	10,000,000	AJW Partners	$.0001	39,649	1,768

12/14/07	12/14/14	10,000,000	AJW Partners	$.0001	24,000	1,774

04/22/08	04/22/15	20,000,000	AJW Partners	$.0001	17,540	2,773

Fair value of derivative instrument liabilities for warrants					$1,155,735	$9,493

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009

NOTE 5              Derivative Financial Instrument Liabilities (cont’d)

Issue Date	Due Date	Note Amount	Instrument	Exercise Price Per Share	Value - Issue Date	Value - October 31, 2009

10/11/05	04/11/06	$400,000	Loan	Various	$370,189	$384,769

10/31/05	10/31/08	1,000,000	Convertible
			Notes	Various	2,681,204	454,862
01/20/06	01/20/09	1,000,000	Convertible
			Notes	Various	1,363,058	7,200,000
07/25/06	07/25/09	500,000	Convertible
			Notes	Various	791,994	3,600,000
08/04/06	08/04/09	500,000	Convertible
			Notes	Various	616,127	1,652,400
11/30/06	11/30/09	400,000	Convertible
			Notes	Various	523,047	2,380,028
03/26/07	03/26/10	165,000	Convertible
			Notes	Various	274,500	231,098
05/30/07	05/30/10	435,000	Convertible
			Notes	Various	825,801	2,713,457
10/12/07	10/12/10	175,000	Convertible
			Notes	Various	711,289	1,234,075
11/15/07	11/15/10	325,000	Convertible
			Notes	Various	465,052	2,295,477
12/14/07	12/14/07	315,000	Convertible
			Notes	Various	631,254	2,229,090
12/31/07	12/31/10	427,760	Convertible
			Notes	Various	894,835	3,028,987
04/22/08	04/22/11	190,000	Convertible
			Notes	Various	569,394	812,836
06/12/08	06/12/11	135,000	Convertible
			Notes	Various	555,374	965,764
08/29/08	08/29/11	235,114	Convertible
			Notes	Various	875,919	1,690,201
Fair value of bifurcated embedded derivative instrument liabilities carry forward					$12,149,037	$30,873,044

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009

NOTE 5               Derivative Financial Instrument Liabilities (cont’d)

	Issue Date	Due Date	Note Amount	Instrument	Exercise Price Per Share	Value - Issue Date	Value - October 31, 2009

Carry Forward						$12,149,037	$30,873,044

	05/15/09	05/15/12	$79,500	Convertible Notes	Various	79,500	580,703

	06/30/09	06/30/12	551,565	Convertible Notes	Various	551,565	4,039,286

	08/04/06	08/04/09	270,500	Convertible Notes	Various	270,500	336,092

	05/27/09	05/27/12	340,000	Convertible Notes	Various	340,000	801,938

	08/20/09	08/20/11	70/000	Convertible Notes	Various	70,000	102,371

Fair value of bifurcated embedded derivative instrument liabilities						$13,460,602	$36,733,434
Total derivative financial instruments						$14,616,337	$36,742,927

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009

NOTE 6               Accrued Expenses

The following are the components of Accrued Expenses:

	Oct. 31, 2009	July 31, 2009

Penalties - Registrations	$1,259,074	$1,150,174
Interest on Debt	677,523	495,313
Payroll and Payroll Taxes	1,222,773	1,222,486
Professional Fees	8,600	10,000
Accrued Trade Payables	1,649	1,754
	$3,169,619	$2,879,727

NOTE 7               Stockholders’ Equity (Deficit)

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

NOW, THEREFORE, BE IT RESOLVED, that the certificate of designation for the Series B Preferred Stock of the Corporation be amended and restated in its entirety as follows:

(1)	Designation and Authorized Shares. The Corporation shall be authorized to issue 1,000,000 shares of Series B Preferred Stock, par value $.001 per share (the “Series B Preferred Stock”).

(2)	Stated Value. The stated value of each issued share of Series B Preferred Stock shall be deemed to be $1.00 (the “Stated Value”).

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009

NOTE 7               Stockholders’ Equity (Deficit) (cont’d)

(3)
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

(4)
Liquidation. The holders of Series B Preferred Stock shall not be entitled to receive any preference upon the liquidation, dissolution or winding up of the business of the Corporation, whether voluntary or involuntary, each holder of Series B Preferred Stock shall share ratably with the holders of the common stock of the Corporation.

(5)	Conversion. The holder of Series B Preferred Stock shall have the following conversion rights (the “Conversion Rights”):

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009

NOTE 8               Derivative Instruments Income, Net

Derivative instruments income of $7,331,453 represents the net unrealized (non-cash) change during the three months ended October 31, 2009, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

NOTE 9               Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $805,792 before derivative income of $7,331,453 and a negative cash flow from operations of $261,571 for the three months ended October 31, 2009, negative working capital of $27,651,040, and a stockholders’ deficiency of $46,192,747 at October 31, 2009.

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

NOTE 10             Subsequent Events

AJW Partners, LLC and related entities converted a portion of their notes (See Note 2) into 2,409,933,171 shares of Common Stock during the period November 1, 2009 through December 9, 2009.  During the same period, JMJ Financial converted a portion of their notes in 1,255,000,000 shares of Common Stock (see Note 4).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note on Forward-Looking Statements

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight including changes in the trends of the mobile computing industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included in the Company’s filings with the Securities and Exchange Commission.

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

Results of Operations

Quarter Ended October 31, 2009 compared to Quarter Ended October  31, 2008 (all references are to the Quarter Ended October 31)

Revenue: We did not have revenue during the quarters ended October 31, 2009 and 2008.

Cost of Sales and Gross Profit:  There was no Cost of Sales for the quarters ended October 31, 2009 and 2008 as we did not generate revenue during these periods.

Operating, Selling, General and Administrative Expenses:  Operating, selling, general and administrative expenses decreased by $14,125, or 3% in the 2009 first fiscal quarter to $513,791 from $527,916 in 2008.  This decrease reflects a decrease in stockholder relations expenses by $129,800. In addition, salaries increased by $21,600 from $161,100 to $182,700,  professional fees increased by $37,882 from $45,260 to $83,142 and consulting fees increased by $48,400 to $48,400 from none for the same period in 2008.

Loss from Operations:  Loss from operations for the quarter ended October 31, 2009 was $513,791, a decrease of $14,125 or 3% from the loss from operations in the same period in 2008 of $527,916 as a result of the aforementioned decrease in operating, sales and administrative expenses.

Other Income and Expense:  Total other income of $7,039,452 in the quarter ended October 31, 2009 represent an increase in other income of $9,579,666 from the expense of $2,540,214 in 2008 as a result of a greater income from derivative instrument expense for the period related to a decrease in derivative instrument liabilities caused by a change in our stock prices.

Net Income:  Net income of $6,525,661 for the quarter ended October 31, 2009 was $8,537,959 greater than the net loss of $2,012,298 for the same period in 2008 due to the greater amount of derivative instrument income.

Liquidity and Capital Resources

It is Managements opinion that the current financial position of the company is in dire straits and the Company will need to obtain additional funding to continue operations.  The Company expects that it will be able to continue operating through January 2010.  If the Company does not obtain financing at this time, it will be required to cease operations.

As of October 31, 2009, we had a working capital deficit of approximately $27,651,040, and cash of $5,518. We do not have the funds necessary to maintain our operations for the coming fiscal year, and will need to raise additional funding.   Further, there is a large portion of our debt that may be converted into shares of common stock of the Company.  These shares may be sold under Rule 144 as the convertible debt has been held in excess of one year and the shares are in turn eligible for sale under Rule 144.  Accordingly, the sales of these shares will place pressure on our stock price which will limit our ability to obtain traditional equity financing.

The liquidity impact of our outstanding debt is as follows:

Our secured convertible note with Andrew W. Thompson (the "Thompson Note"), in the principal amount of $400,000, matured on April 11, 2006 and remains outstanding. We are in default pursuant to the terms of the Thompson Note, although we have not received a notice of default from Mr. Thompson, nor has Mr. Thompson indicated to the Company that he intends to place the Company in default under the loan agreement. Interest on the Thompson Note is at the rate of 8% plus the prevailing margin rate charged to the lender, which is currently 7.625%. In addition to the outstanding principal, we also owe accrued interest in the amount of $247,290. The lender has the option of converting the loan into fully registered common stock at a discount of 40% on the day of conversion, which is the prepayment date or the due date, whichever occurs first. Additionally, the lender also received warrants to purchase 1,000,000 shares of the company's fully registered common stock at an exercise price of $0.50 per share. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive the cash proceeds in the amount of $500,000 if the lender exercises the $0.50 warrants. On November 10, 2006, the Thompson Note was amended to include a provision stipulating that the holder may not convert the secured convertible note if such conversion or exercise would cause him to own more than 9.99% of our outstanding common stock. However, this restriction does not prevent the holder from converting a portion of the note and then converting the rest of the note. In this way, the holder could sell more than this limit while never holding more than this limit.

Our unsecured demand note with Michael Sweeney (the "Sweeney Note"), in the principal amount of $150,000, matured on August 1, 2006 and remains outstanding. In addition to the outstanding principal, we also owe accrued interest in the amount of $38,800. We are in default pursuant to the terms of the Sweeney Note and we have not received a notice of default from Mr. Sweeney, nor has Mr. Sweeney indicated to the Company that he intends to place the Company in default under the note.

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

$500,000 in July 2006 and $500,000 in August 2006.

The secured convertible notes issued pursuant to our October 2005 through June 2008 Securities Purchase Agreements bear interest originally at 8% but increasing to 13% effective September 8, 2009, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.12 or (ii) generally a 75% discount to the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. As of December 3, 2009, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $ .0001 and, therefore, the conversion price for the secured convertible notes was $ .000025. Based on this conversion price, the $5,295,873 outstanding principal amount of the secured convertible notes, excluding interest, were convertible into approximately 211,834,920,000 shares of our common stock. The stock purchase warrants have an exercise price of $0.0001 and $0.50 per share. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive cash proceeds in the amount of $3,055,000 if the lender exercises the warrants. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use the cash to liquidate the debt.

The registration statement we filed to register the shares underlying the convertible notes and warrants was declared effective by the Securities & Exchange Commission on August 4, 2006 (File No. 333-130295). The registration statement is no longer effective.

To obtain additional funding for our ongoing operations, we entered into a loan agreement with JMJ Financial a loan in the principal sum of $ 575,000, of which $ 75,000 is a loan acquisition cost. The note provides for a one time 12% interest charge on the principal sum. The convertible note is convertible into our common stock, at the selling stockholders' option, at 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. As of July 31, 2009 the principal balance of the loan is $ 750,000.

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

The JMJ Notes bear interest at 12%, mature three years from the date of issuance, and are convertible into our common stock, at JMJ’s option, at a conversion price, equal to 70% of the lowest trade for our common stock during the 20 trading days prior to the conversion.  Prior to the conversion of the JMJ Notes, JMJ must make a payment to Wellstar reducing the amount owed to Wellstar under the Wellstar Notes.  As of December 3, 2009, the lowest trade for our common stock during the 20 trading days as reported on the Over-The-Counter Bulletin Board was $.0001 and, therefore, the conversion price for the JMJ Notes was $.00007. Based on this conversion price, the JMJ Notes in the aggregate amount of $1,725,000, excluding interest, are convertible into 24.6 billion shares of our common stock.

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

Sources and Uses of Cash

	Quarter Ended October 31,
(In thousands)	2009	2008
Cash flow data:
Net cash (used in) operating activities	(262)	(41)
Net cash (used in) investing activities	(22)	(0)
Net cash provided (used) by financing activities	260	16
Net increase (decrease) in cash and cash equivalents	(24)	(25)
Cash and cash equivalents, beginning of period	30	26
Cash and cash equivalents, end of period	5	0

Operating Activities

Net cash used in operating activities for the quarter ended October 31, 2009 was $261,571, an increase of $220,818 from the same period in 2008 reflecting the change in operating expenses.

Investing Activities

Cash used in investing activities for the quarter ended October 31, 2009 was $22,475, an increase of $22,131 from the same period in 2008 representing an increase in the purchase of imaging equipment.

Financing Activities

Net cash provided by financing activities for the quarter ended October 31, 2009 was $260,000 as compared with $15,650 for the same period last year.  The increase is attributed to the proceeds from the issuance of convertible notes.

As of October 31, 2009 the Company had cash and cash equivalents in the amount of $5,518 as compared with $113 at October 31, 2008.

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

As of October 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

WELLSTAR INTERNATIONAL, INC.

Date: December 20, 2009	By:	/s/ John Antonio
John Antonio
Chief Executive Officer

Date: December 20, 2009	By:	/s/ Howard Bielski
Howard Bielski
Chief Financial Officer