Form 10-Q
period 2010-01-31
Wellstar International, Inc.
filed 2010-03-18
CIK 1346248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q
  (Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2010

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

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of March 4, 2010 was 332,571,091.

Table of Contents

PART I
FINANCIAL INFORMATION

WELLSTAR INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2010 AND 2009

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2010 AND 2009

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEET	F-1, F-2

CONSOLIDATED STATEMENT OF OPERATIONS	F-3

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F-4

CONSOLIDATED STATEMENT OF CASH FLOWS	F-5, F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENT	F-7 to F-27

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31,	July 31,
	2010	2009
	(Unaudited)	(Audited)
Current Assets:
Cash	$7,196	$29,564
Prepaid Expenses	5,700	5,186
Total Current Assets	12,896	34,750

Fixed Assets:
Imaging Equipment	829,169	802,169
Office Equipment and Fixtures	157,213	154,884
Subtotal	986,382	957,053

Less: Accumulated Depreciation	651,222	552,985
Net Fixed Assets	335,160	404,068

Intangible Assets:
Covenant Not To Compete	-	-
Manufacturing and Distribution Agreement	700,000	700,000
Subtotal	700,000	700,000

Less: Accumulated Amortization	523,736	459,577
Net Intangible Assets	176,264	240,423

Other Assets:
Loan Acquisition Cost (net of amortization of $308,240 @ 1/31/10, and $261,550 @ 7/31/09).
Software and Manuals (net of amortization of $47,181 @ 1/31/10, and $37,892 @ 7/31/09).	214,285	110,645
Security Deposit	8,219	17,508
Total Other Assets
	-	4,525
Total Assets	222,504	132,678

	$746,824	$811,919

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES LESS SHAREHOLDERS’ DEFICIT

	January 31,	July 31,
	2010	2009
	(Unaudited)	(Audited)
Current Liabilities:
Accounts Payable	$653,011	$616,537
Accrued Expenses	3,275,888	2,879,727
Note & Loan Payable - Other	63,382	63,382
Notes Payable	600,000	750,000
Derivative Instrument Liability - Loan	166,667	422,243
Derivative Instrument Liability - Convertible Notes	11,496,200	23,072,247
Convertible Debt	3,730,254	2,861,918
Total Current Liabilities	19,985,402	30,666,054

Long Term Liabilities:
Convertible Debt	2,238,179	2,697,938
Derivative Instrument Liability - Convertible Notes	4,331,159	20,564,516
Derivative Instrument Liability - Warrants	769	15,373
Total Long-Term Liabilities	6,570,107	23,277,827

Total Liabilities	26,555,509	53,943,881

Stockholders’ Deficit:
Preferred Stock
Series A, Authorized 100,000 Shares,
par value .001 per share
Issued and Outstanding Shares, 60,000	$60	$60
Paid in Surplus	59,940	59,940

Series B, Authorized 1,000,000 Shares,
par value .001 per share
Issued and Outstanding Shares, 200,000 Shares,	200	-
Paid in Surplus	199,800	-

Common Stock
Authorized 5,000,000,000 Shares, par value .001 per share
Issued Shares, - Outstanding Shares,
203,938,734 (1/31/10) and 39,486,147 (7/31/09)	203,939	39,481
Paid in Surplus	3,274,447	2,914,448
Retained Earnings (Deficit)	(29,547,071)	(56,145,891)
Total Shareholders’ Deficit	(25,808,685)	(53,131,962)

Total Liabilities Less Stockholder’s Deficit	$746,824	$811,919

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months January 31,				Six Months January 31,
	2010		2009		2010		2009

Income:
Revenue from Medical Imaging	$	- 0 -	$	- 0 -	$	- 0 -	$	- 0 -
Cost of Sales		- 0 -		- 0 -		-		-
Gross Profit		- 0 -		- 0 -		- 0 -		- 0 -

Operating Expenses:
Selling, General and Administrative		272,347		512,795		681,492		939,039
Depreciation and Amortization		113,400		95,342		218,046		197,014
Total Operating Expenses		385,747		608,137		899,538		1,136,053

Loss from Operations		(385,747)		(608,137)		(899,538)		(1,136,053)

Other Expense (Income):
Interest Income		(113)		(3)		(181)		(62)
Interest Expense		180,438		128,272		363,607		250,124
Non-Registration Penalties		108,900		108,900		217,800		217,800
Derivative Instrument, Net		(20,748,131)		1,616,582		(28,079,584)		(1,154,325)
Total Other Expenses (Income)		(20,458,906)		1,853,751		(27,498,358)		(686,463)

Income (Loss) before Provision for Taxes		20,073,159		(2,461,888)		26,598,820		(449,590)
Provision for Taxes		-		-		-		-
Net Income (Loss)		$20,073,159		$(2,461,888)		$26,598,820		$(449,590)

Net Income (Loss) Per Share, Basic and Diluted		$.11		$.0		$.19	$	( -)

Weighted Average Number of Common Shares
Outstanding, Basic and Diluted		177,591,961		69,710,314		140,226,474		59,075,641

Note:   Effective January 15, 2010, the Company had a reverse split of their Common Shares of 100 - 1.  The above average number of Common Shares Outstanding reflects the split.  The three months and six months ended January 31, 2009 have been restated to reflect the split.

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JANUARY 31, 2010

			Additional			Additional
	Preferred Stock		Paid in	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2009	60,000	$60	$59,940	39,481,147	$39,481	$2,914,448	$(56,145,891)	$(53,131,962)
		100
Series B, Preferred	100,000		99,900					100,000

Series B, Preferred Additional Shares		100						100,000
	100,000		99,900
Conversion of Debentures
				164,457,587	164,458	359,999		524,457
Net Income for the Period
							26,598,820	26,598,820

Balance,	260,000	$260	$259,740	203,938,734	$203,939	$3,274,447	$(29,547,071)	$(25,808,685)

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended January 31,
	2010		2009

Cash Flows from Operating Activities:
Net Income Loss		$26,598,820		$(449 590)
Adjustments to Reconcile Net Loss to Net Cash used
in Operating Activities:
Depreciation and Amortization		218,046		197,014
Services Paid in Stock		200,000		385,247
Derivative Instrument (Income)Expense, Net		(28,079,584)		(1,154,325)
Delinquent Registration Penalty		217,800		217,800
Changes in Operating Assets and Liabilities:
Increase (Decrease) In:
Prepaid Expenses		(514)		40
Accounts Payable		36,474		(27,740)
Accrued Expenses		178,394		554,282
Net Cash Used in Operating Activities		(630,564)		(277,272)

Cash Flows from Investing Activities:
Purchase of Equipment and Furniture		(29,329)		(344)
Security Deposit - Reduction		4,525		-
Net Cash Used in Investing Activities		(24,804)		(344)

Cash Flows From Financing Activities:
Proceeds from Issuance of Convertible Notes		633,000		-
Note Payable - Officer		-		69,680
Note Payable - Other		-		16,912
Issuance of Stock For Cash		-		343,550
Net Cash Provided by Financing Activities		633,000		430,142

Net Increase (Decrease) in Cash		(22,368)		152,526

Cash at Beginning of Period		29,564		25,560
Cash at End of Period
		$7,196		$178,086
Cash Paid for Interest
	$	- 0 -	$	- 0 -
Cash Paid for Taxes
	$	- 0 -	$	- 0 -

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2010 AND 2009

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

1.	During the six months ended January 31, 2010, convertible debentures in the amount of $524,457were converted into 164,457,587 shares of Common Stock.

2.	During the six months ended January 31, 2010, two officers were issued Series B Preferred Stock in lieu of salaries for a value of $200,000, no cash was expended.

3.	There was an assignment of Convertible Notes Payable of $150,000 from one Lender to new Lenders, which had no effect on cash.

4.	During the six months ended January 31, 2009, convertible debentures in the amount of $164,360 were converted into 4,354,000 shares of Common Stock after reflecting a reverse split of 100 - 1 in January 2010.

5.	661,765 shares of Common Stock was issued for services rendered in the six months ended January 31, 2009. After reflecting a reverse split of 100 - 1 in January 2010, the amount was $401,372.

6.
During the six months ended January 31, 2009, two officer/stockholders donated 16,112 shares of the Company stock after reflecting a reverse split of 100 - 1 in January 2010 they owed to the Company.  This transaction has no effect on cash.

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2010

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

c)	Interim Condensed Consolidated Financial Statements

The consolidated financial statements as of and for the six months ended January 31, 2010 and 2009 are unaudited.  In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  The consolidated results of operations for the six months ended January 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.  The consolidated balance sheet information as of July 31, 2009 was derived from the audited consolidated financial statements included in the Company’s annual report Form 10-K for the year ended July 31, 2009.  The interim consolidated financial statements should be read in conjunction with that report.

d)	Revenue Recognition

The Company recognizes revenues utilizing the accrual method of accounting.  More specifically, the Company enters into licensing agreements for its advanced thermal imaging technology.  Under the licensing agreements, the Company supplies the camera equipment, related software and training for each facility.  Once the facility is operational, the licensing agreement provides for a fixed monthly fee for the use of the camera.  Accordingly, the revenue is recognized in the month that the camera is in use at the customer’s facility, which represents the Company’s right to receive the fixed fee.  The Company’s revenue recognition policy is in compliance with the provisions of EITF 00-21.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2010

(UNAUDITED)

NOTE 1	Summary of Significant Accounting Policies and Organization(cont’d)

e)	Use of Estimates

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

Basic and diluted net income (loss) per common share for the six months ended January 31, 2010 and 2009 are computed based upon the weighted average number of common shares outstanding.  The assumed conversion of Common Stock equivalents was not included in the computation of diluted Income (loss) per share because the assumed conversion and exercise would be anti-dilutive due to the net Income (loss) incurred.  Based on the conversion formula in the Agreements (see Note 2, 3 and 4) on the conversion of its convertible notes would have resulted in the issuance of additional common shares in the amount of 1,003,252,523, on January 31, 2010.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2010

(UNAUDITED)

NOTE 1	Summary of Significant Accounting Policies and Organization(cont’d)

i)	Derivative Instruments (cont’d)

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

Financial instruments which potentially subject the Company to concentrations of credit risk consists of a checking account with a financial institution in excess of insured limits.  There was no excess above insured limits at January 31, 2010.  The Company does not anticipate non-performance by the financial institution.

l)	Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2010

(UNAUDITED)

NOTE 1	Summary of Significant Accounting Policies and Organization(cont’d)

m)	Equipment

Imaging and office equipment are recorded at cost and depreciated on the straight line method with an estimated life of five (5) years.  Imaging equipment is at the customer’s facility where the equipment is used or stored by the Company until placed in use.  The Company retains title to the imaging equipment while it is at the customer’s location.  Depreciation expense for the six months ended January 31, 2010 and 2009 were $98,238     and $99,989, respectfully.

n)	Intangible Assets

Loan acquisition costs are stated at cost and relate to the costs of acquiring the convertible notes (see Note 2 and 4) and to obtaining the $400,000 Note Payable (see Note 3).  Amortization is provided for under the straight line method over three (3) years, which is the term of the convertible notes and six months for the original term of the Note Payable. Total amortization for the six months ended January 31, 2010 and 2009 were $46,360 and $23,556, respectfully.

Software and manuals, Covenant Not To Compete and Manufacturing & Distribution Agreement acquired in the acquisition of Micro Health Systems, Inc. (See Note 3) with costs of $80,000, $20,000 and $700,000 respectively are being amortized over a 24 month period for the software and the Covenant and 5 ½ years for the manufacturing and distribution agreement. The total amortization expense for the six months ended January 31, 2010 and 2009 were $73,449 and $73,469, respectfully.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2010

NOTE 1	Summary of Significant Accounting Policies and Organization(cont’d)

p)	Registration Rights Agreements (cont’d)

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

On September 5, 2008, The Company and AJW partners, LLC and its related entities amended their agreement related to all the notes, which are convertible, into shares of the Company’s Common Stock.  The applicable percentage shall be 25% of the computed conversion price and the interest rate, as defined in each of the notes, shall be 13%.  All other provisions, as amended from time to time, shall remain in full force and effect.

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

The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the notes to be converted, plus related accrued interest, by the conversion price.  The conversion price in effect on any conversion date will be at the selling stockholder’s option, at the lower of (i) $0.12 or (ii) an amended 75% discount to the average of the three lowest intraday trading prices for the Common Stock on a principal market for the twenty trading days preceding, but not including, the conversion date for all notes.  The total shares available for conversion at January 31, 2010 were 793,452,624.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2010

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
AS OF JANUARY 31, 2010

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2010

NOTE 2	Convertible Notes(cont’d)

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
AS OF JANUARY 31, 2010

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2010

NOTE 2	Convertible Notes (cont’d)

On December 7, 2009, the Company entered into an additional securities purchase agreement with AJW Partners, LLC and its related entities for the sale of $50,000 of 13% secured convertible notes due December 7, 2012.

The funds were advanced on December 7, 2009 in the amount of $50,000.  The notes are convertible, at the holder’s option, into shares of common stock, in whole or in part, at any time after the original issue date.  No interest shall be due or payable for any month in which the Company’s stock trading price is greater than $ .00438 for each trading day of the month.  The notes are secured by all the assets and intellectual property of the Company.

See Paragraph 2 of this note related to the terms of conversion.  The total shares at January 31, 2010, included in Paragraph 2 above, include all additional convertible notes.

All notes include a Registration Rights Agreement.  The Company was required to register additional shares in relation to all the additional agreements listed above, this was not done.  There is a penalty of 2% per month of the note amount; a penalty of $1,367,974 was accrued through January 31, 2010.

In connection with the aforementioned issuance of the $1,000,000 of convertible notes, on October 31, 2005, the Company granted a first priority security interest in all the assets of the Company.  The issuance of convertible notes resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and SFAS 133 (see Note 5).  The note holders have converted notes of $1,023,955 into 80,383,367 shares of Common Stock as of January 31, 2010 after reflecting a 100 - 1 reverse stock split.  The balance of the notes is $4,873,483 at January 31, 2010.  Interest due of $419,057 is included in Accrued Expenses.

The classification as short-term and long-term derivative instrument liabilities-convertible notes, derivative instrument liabilities warrants and convertible debt is based upon the due date of the notes and the date the warrants expire.  Some of the notes have passed their due dates and others are due within one year; these are shown as current liabilities, the others are shown as long-term liabilities.  The warrants are shown as long-term as the expiration dates are over one year.

NOTE 3	Notes Payable

a)
The Company has borrowed $150,000 from an unrelated individual.  The Note is dated August 1, 2005.  The outstanding balance of the loan shall bear monetary interest at the fixed rate of six percent (6%) simple, non-compounding interest payable in arrears per annum.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2010

NOTE 3	Notes Payable (cont’d)

The outstanding balance of principal and interest is due and payable on demand on or after August 1, 2006.  All payments shall apply first to interest accrued and then principal.  The Company may prepay all or part without a pre-payment penalty.  The loan was not paid on August 1, 2006 and was extended under the same terms by mutual agreement.  Interest due of $41,100 is included in Accrued Expenses.

Default shall occur upon (1) failure to make payment on the note or transfer of stock when due, (2) Company institutes bankruptcy or solvency proceedings or make an assignment for the benefit of creditors.

Note Payable - January 31, 2010 and 2009	$150,000

b)
The Company has entered into a loan agreement with an unrelated individual.  The note is dated October 11, 2005.  The note provides for a total loan of $400,000, the Company received $190,000 by October 31, 2005.  The balance of $210,000 was subsequently received on November 29, 2005.  The note bears interest at a fixed rate of 8%, plus the prevailing variable margin rate charged to the lender.  As of January 31, 2010, the margin rate was 7.625%.  The lender was paid a loan acquisition cost on December 5, 2005, in Common Stock of 1 million shares.

The cost was recorded at market value at the date of the loan which was $ .12 per share, for a total of $120,000.  The outstanding balance of principal and accrued interest was due and payable on April 11, 2006.  The note has been extended to February 28, 2007 by addendum under the current terms and interest is being accrued.  The addendum was signed on November 11, 2006.  In consideration of the waiver and extension, the Company, with the signing, paid the lender $20,000.  The lender was also issued additional warrants to purchase 400,000 shares of common stock, 200,000 at $0.10 per share and 200,000 at $0.20 per share, which expire on February 28, 2008. As of January 31, 2010, the note has not been paid.

At January 31, 2010, $258,642 of interest expense is included in Accrued Expenses.  As security for the loan, the Company has pledged all of its tangible and intangible assets.  Commencing on January 1, 2006, the Company shall establish an escrow account and shall deposit 25% of all proceeds generated by the thermal imaging cameras purchased with $210,000 of proceeds from the loan.  The funds shall remain in escrow for use in paying all sums due to the lender.  To January 31, 2010, no funds have been put into escrow.

In addition, the lender has the option to convert the loan into fully registered, unsecured Common Stock of the Company at a conversion price on the day of conversion, minus 40%.  The total shares at January 31, 2010 were 188,385,925.  The lender shall have the right to convert on the prepayment date or the due date, whichever occurs first.  The issuance of the notes and warrants resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and FASB 133 (see Note 5).

Balance due at January 31, 2010	$250,000

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2009

NOTE 3	Notes Payable(cont’d)

On August 20, 2009, the Lender assigned $70,000 of its Notes Receivable to two individuals for $30,000 and $40,000 and assigned $80,000 in December 2009 to a company and an individual.  The Company accepted the assignment of the Notes and drew an agreement with the New Lenders, (see Note 3-E and Note 4).

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

In addition, 1,500,000 shares of Restricted Common Stock are being held in escrow as security for the note payable of $200,000.  These shares have been shown as issued but not outstanding.  The Company is in default on $200,000 of the Note Payable and interest of $4,000 which was due June 19, 2006 on the first $100,000 of notes due.  Due to the default, the interest charged from June 19, 2006 is 18% on the $200,000 Note Payable.  Interest expense of $132,391 is included in Accrued Expenses.

On November 28, 2006, the Company received a letter due to the default, giving it ten (10) days to pay the note and accrued interest or the 1,500,000 shares held in escrow will be issued to the shareholder of Micro Health Systems, Inc.  As of January 31, 2010 and through February 18, 2010, nothing has transpired.

Balance due at January 31, 2010	$200,000

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2009

NOTE 3	Notes Payable(cont’d)

d)
The Company has borrowed $16,912 from an unrelated party.  The note is dated January 16, 2009, and was due on February 16, 2009 (maturity date).  The note has an interest rate of 12% per annum. Per the terms of the note, the Company is in default as it failed to pay the principal and interest due upon the maturity date.  In the event of default, the lender, by notice given to the borrower, may declare the unpaid principal and accrued interest owing to be paid.  The Company (borrower) has not received any demand for payment as of February 18, 2010.  The note is included as a current liability in Notes and Loans Payable - Other in the amount of $16,912.

e)
See Note 3(b), this Lender assigned $110,000 of his Notes Receivable to two individuals and the Company entered into an agreement with them.  The Notes are convertible into the Company’s Common Stock and are being accounted for as Embedded Derivative Liabilities in accordance with EITF 00-19 and SFAS 133 (See Note 5).  The Lenders have converted $94,983 of these Notes into 27,731,212  shares of Common Stock after reflecting a reverse split of 100 - 1 in January 2010.  The Notes have an interest rate of 0.0% and mature August 20, 2011.

NOTE 4	Convertible Notes - Other

(a)
On June 18, 2009, JMJ Financial purchased $270,500 of certain Convertible Notes from AJW Partner and related entities (see Note 2).  Through January 31, 2010, $270,500 of these Notes were converted to Common Stock.  These Notes bear interest at 8% per annum.  The Company has consented to the sale of these Notes.  The Notes bear the same terms as in the hands of the seller, AJW Partners, and related entities. $5,334 is included in Accrued Interest at January 31, 2010.

Balance Due at January 31, 2010	$	- 0 -

b)
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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2009

NOTE 4	Convertible Notes - Other(cont’d)

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

Balance Due at January 31, 2010	$1,073,000

c)	In December 2009, this Lender was assigned a note of $40,000 from another lender (see Note 3 (b). The Lender converted $33,101 into Common Stock; there is a balance due of $6,899.

The issuance of convertible notes resulted in conversion features being accounted for as Embedded Derivative Liabilities in accordance with EITF00-19 and SFAS 133 (See
Note 5).  Total shares available for conversion on all Notes A, B & C above, are 19,684,089 at January 31, 2010.

NOTE 5	Derivative Financial Instrument Liabilities

We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.  See Note 1, related to embedded derivative instruments accounting policy.

In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at January 31, 2010, we used the market price of our Common Stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument.  All options, warrants and conversion options can be exercised by the holder at any time.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2010

NOTE 5	Derivative Financial Instrument Liabilities (cont’d)

At January 31, 2010, the following derivative liabilities related to Common Stock options and warrants and embedded derivative instruments were outstanding (see Notes 2, 3 and 4):
Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price Per Share	Value - Issue Date	Value - January 31, 2010

10/11/05	04/11/06	1,000,000	Thompson	$.50	$41,526	$0

11/19/06	02/18/08	200,000	Thompson	$.10	3,845	0

11/19/06	02/18/08	200,000	Thompson	$.20	2,276	0

10/31/05	10/31/10	1,666,667	AJW Partners	$.50	169,629	0

01/20/06	01/20/11	1,666,667	AJW Partners	$.50	81,321	0

07/25/06	07/25/11	833,333	AJW Partners	$.50	146,197	0

08/04/06	08/04/11	833,333	AJW Partners	$.50	102,816	0

11/30/06	11/30/13	4,000,000	AJW Partners	$.08	158,741	1

03/26/07	03/26/14	1,000,000	AJW Partners	$.03	25,433	1

05/30/07	05/30/14	10,000,000	AJW Partners	$.02	163,409	14

10/12/07	10/12/14	15,000,000	AJW Partners	$.0001	179,353	274

11/15/07	11/15/14	10,000,000	AJW Partners	$.0001	39,649	184

12/14/07	12/14/14	10,000,000	AJW Partners	$.0001	24,000	186

04/22/08	04/22/15	20,000,000	AJW Partners	$.0001	17,540	109

Fair value of derivative instrument liabilities for warrants					$1,155,735	$769

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2010

NOTE 5	Derivative Financial Instrument Liabilities(cont’d)

Issue Date	Due Date	Note Amount	Instrument	Exercise Price Per Share	Value - Issue Date	Value - January 31, 2010

10/11/05	04/11/06	$400,000	Loan	Various	$370,189	$166,667

10/31/05	10/31/08	1,000,000	Convertible Notes	Various	2,681,204	0

01/20/06	01/20/09	1,000,000	Convertible Notes	Various	1,363,058	2,972,058

07/25/06	07/25/09	500,000	Convertible Notes	Various	791,994	1,522,500

08/04/06	08/04/09	500,000	Convertible Notes	Various	616,127	698,828

11/30/06	11/30/09	400,000	Convertible Notes	Various	523,047	1,035,300

03/26/07	03/26/10	165,000	Convertible Notes	Various	274,500	100,670

05/30/07	05/30/10	435,000	Convertible Notes	Various	825,801	1,184,944

10/12/07	10/12/10	175,000	Convertible Notes	Various	711,289	547,569

11/15/07	11/15/10	325,000	Convertible Notes	Various	465,052	1,022,165

12/14/07	12/14/07	315,000	Convertible Notes	Various	631,254	997,268

12/31/07	12/31/10	427,760	Convertible Notes	Various	894,835	1,357,303

04/22/08	04/22/11	190,000	Convertible Notes	Various	569,394	369,325

06/12/08	06/12/11	135,000	Convertible Notes	Various	555,374	441,260

08/29/08	08/29/11	235,114	Convertible Notes	Various	875,919	778,968

Fair value of bifurcated embedded derivative instrument liabilities carry forward					$12,149,037	$13,194,825

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2010

NOTE 5	Derivative Financial Instrument Liabilities(cont’d)

	Issue Date	Due Date	Note Amount	Instrument	Exercise Price Per Share	Value - Issue Date	Value - January 31, 2010

Carry Forward						$12,149,037	$13,194,825

	05/15/09	05/15/12	$79,500	Convertible Notes	Various	79,500	273,728

	06/30/09	06/30/12	551,565	Convertible Notes	Various	551,565	1,910,153

	08/04/06	08/04/09	270,500	Convertible Notes	Various	270,500	0

	05/27/09	05/27/12	340,000	Convertible Notes	Various	340,000	381,265

	08/20/09	08/20/11	70,000	Convertible Notes	Various	70,000	57,575

	12/07/09	12/07/12	50,000	Convertible Notes	Various	177,486	176,480

Fair value of bifurcated embedded derivative instrument liabilities						$13,638,088	$15,994,026
Total derivative financial instruments						$14,793,823	$15,994,795

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2010

NOTE 6	Accrued Expenses

The following are the components of Accrued Expenses:

	Jan. 31, 2010	July 31, 2009

Penalties - Registrations	$1,367,974	$1,150,174
Interest on Debt	856,524	495,313
Payroll and Payroll Taxes	1,034,434	1,222,486
Professional Fees	15,700	10,000
Accrued Trade Payables	1,256	1,754
	$3,275,888	$2,879,727

NOTE 7	Stockholders’ Equity (Deficit)

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
AS OF JANUARY 31, 2010

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

On October 2, 2009, the Company amended its Certificate of Incorporation to increase its authorized shares of common stock from 10 billion to 20 billion shares.  The increase amendment was approved by the Board of Directors as well as the Shareholders holding a majority of the issued and outstanding voting shares of the Company.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2009

NOTE 7	Stockholders’ Equity (Deficit) (cont’d)

The Board of Directors has adopted a resolution pursuant to NRS 78.209, of Nevada Regulations and has obtained required approval of the Stockholders.  The number of shares of Common Stock authorized 20,000,000,000 par value .001 per share is changed to 200,000,000 shares of Common Stock, par value .001 per share.  One share of Common Stock shall be issued after the exchange for each 100 shares of Common Stock issued.  This is effective January 15, 2010.

Effective January 21, 2010, by a vote of a majority of the outstanding shares the Company is hereby authorized and directed to amend the Articles of Incorporation to increase the Company’s authorized shares of Common Stock from 200,000,000 shares to 5,000,000,000 shares.  This was done and effective January 21, 2010.

On January 19, 2010, with the unanimous written consent of the Directors, the Chief Executive Officer, John Antonio, and the Vice President, Ken McCopper, each converted $50,000 of accrued salary owed to them into shares of the Company’s Series B Preferred Stock.  Each received 50,000 shares of Series B Preferred Stock, par value $.001 per share, $1.00 stated value.

NOTE 8	Derivative Instruments Income, Net

Derivative instruments income of $28,079,584 represents the net unrealized (non-cash) change during the six months ended January 31, 2010, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

NOTE 9	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,480,764 before derivative income of $28,079,584 and a negative cash flow from operations of $630,564 for the six months ended January 31, 2010, negative working capital of $19,972,506, and a stockholders’ deficiency of $25,808,685 at January 31, 2010.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds and implement its business plan.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JANUARY 31, 2009

NOTE 9	Going Concern

Management’s plans include the raising of additional capital through private or public transactions and implementation of its business and marketing plan to increase revenues.

NOTE 10	Subsequent Events

AJW Partners, LLC and related entities converted a portion of their notes (See Note 2) into 44,519,301shares of Common Stock during the period February 1, 2010 through March 2, 2010.  During the same period, JMJ Financial converted a portion of their notes in 54,197,869 shares of Common Stock (see Note 4).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within These forward-looking statements generally are identified by the words "believe," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight including changes in the trends of the mobile computing industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included in the Company’s Form 10-K and other SEC filings.

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of Wellstar International, Inc.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements ("Notes").

 Background

Wellstar International Inc. (“Wellstar”), through it’s wholly owned subsidiary, Trillennium Medical Imaging, Inc. (“Trillennium,” “TMI” or “the Company”), has developed an innovative thermal imaging system designed for the evaluation and early detection of heat patterns within the body that indicate the presence of physiological changes such as pressure ulcers, referred pain and metabolic changes within the breast. The Company’s infrared imaging involves the detection and recording of skin temperature and injury patterns, providing visual and quantitative documentation to accurately capture body temperature data. The Company’s system map changes in skin blood flow by translating temperature data into pictures. The interpretation of these temperatures and thermal patterns can play an important role in the development of a diagnosis. The Company’s system consists of proprietary imagers (“TMI 7800 Imager”), operating software (“Image MHS 5.0 Software”) and a comprehensive data transmission and collection network, for which TMI has patents pending.  The Company seeks to be the first-to-market in deep tissue injury and pressure ulcer detection using its proprietary infrared imaging system. Thermal Imaging is a low cost, noncontact, non-radioactive diagnostic screening procedure designed for clinical evaluation. In addition, thermal imaging provides an ability to track the progress of therapies being utilized in a low cost, non-invasive manner.  Thermal Imaging can detect signs of pressure ulcers before they are visible with the naked eye through detection of temperature changes at the site which allows for treatment of the pressure ulcer before it erupts. The TMI system can be used to scan all new patients into hospitals and long-term care facilities prior admittance and begin treating existing wounds before they are visible. The TMI technology and software is approved by the FDA as an Adjunctive Diagnostic screening procedure for early breast cancer detection, differential diagnosis of pain dysfunctions, (such as Reflex Sympathetic Dystrophy, Neuromuscular Skeletal Syndromes and Neurological disorders), the early detection of pressure ulcers, deep tissue injuries, and bed sores, as well as orthopedic applications. The Company’s imaging research concurrently looks to initiate consideration of thermography as a viable tool and a medical standard for predicting and preventing pressure ulcers in the medical community.

TMI is currently seeking financing to complete the necessary changes to the System and bring the System to market. The company will initially focus is efforts on Hospitals and long term care facilities.

TMI currently has had their study completed at Duke University and the results have been submitted for publication. TMI has also started a Beta Test at a nursing home. The purpose of the Beta Test  is to show the ease of use of the TMI system within the work environment. TMI is looking to expand their Beta Test to also install their system in multiple facilities.

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

Results of Operations

Quarter Ended January 31, 2010 compared to Quarter Ended January 31, 2009 (all references are to the Quarter Ended October 31)

Revenue:  We did not have revenue during the quarters ended January 31, 2010 and January 31, 2009.

Cost of Sales and Gross Profit:  There was no Cost of Sales for the quarters ended January 31, 2010 and January 31, 2009 as we did not generate revenue during these periods.

Operating, Selling, General and Administrative Expenses:  Operating, selling, general and administrative expenses decreased by $222,390, or 37% in the 2010 second fiscal quarter to $385,747 from $608,137 in 2009.  This decrease reflects a decrease in stockholder relations expenses by $200275. In addition, salaries decreased by $31,700 from $163,100 to $131,400.

Loss from Operations:  Loss from operations for the quarter ended January 31, 2010 was $385,747, a decrease of $222,390 or 37% from the loss from operations in the same period in 2009 of $608,137 as a result of the aforementioned decreases in operating, sales and administrative expenses.

Other Income and Expense:  Total other income of $20,458,906 in the quarter ended January 31, 2010 represent an increase in other income of $22,312,657 from the expense of $1,853,753 in 2009 as a result of a greater income from derivative instrument expense for the period related to a decrease in derivative instrument liabilities caused by a change in our stock prices.

Net Income:  Net income of $20,073,159 for the quarter ended January 31, 2010 was $22,535,047 greater than the net loss of $2,461,888 for the same period in 2009 due to the greater amount of derivative instrument income.

Liquidity and Capital Resources

It is Management’s opinion that the current financial position of the company is in dire straits and the Company will need to obtain additional funding to continue operations.  The Company expects that it will be able to continue operating through April 2010.  If the Company does not obtain financing at this time, it will be required to cease operations.

As of January 31, 2010, we had a working capital deficit of approximately $19,972,506, and cash of $7,196. We do not have the funds necessary to maintain our operations for the coming fiscal year, and will need to raise additional funding.

The liquidity impact of our outstanding debt is as follows:

Our secured convertible note with Andrew W. Thompson (the "Thompson Note"), in the principal amount of $400,000, matured on April 11, 2006 and remains outstanding. We are in default pursuant to the terms of the Thompson Note, although we have not received a notice of default from Mr. Thompson, nor has Mr. Thompson indicated to the Company that he intends to place the Company in default under the loan agreement. Interest on the Thompson Note is at the rate of 8% plus the prevailing margin rate charged to the lender, which is currently 7.625%. In addition to the outstanding principal, we also owe accrued interest in the amount of $258,642. The lender has the option of converting the loan into fully registered common stock at a discount of 40% on the day of conversion, which is the prepayment date or the due date, whichever occurs first. Additionally, the lender also received warrants to purchase 1,000,000 shares of the company's fully registered common stock at an exercise price of $0.50 per share. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive the cash proceeds in the amount of $500,000 if the lender exercises the $0.50 warrants. On November 10, 2006, the Thompson Note was amended to include a provision stipulating that the holder may not convert the secured convertible note if such conversion or exercise would cause him to own more than 9.99% of our outstanding common stock. However, this restriction does not prevent the holder from converting a portion of the note and then converting the rest of the note. In this way, the holder could sell more than this limit while never holding more than this limit.

Our unsecured demand note with Michael Sweeney (the "Sweeney Note"), in the principal amount of $150,000, matured on August 1, 2006 and remains outstanding. In addition to the outstanding principal, we also owe accrued interest in the amount of $41,100. We are in default pursuant to the terms of the Sweeney Note and we have not received a notice of default from Mr. Sweeney, nor has Mr. Sweeney indicated to the Company that he intends to place the Company in default under the note.

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

$500,000 in July 2006 and $500,000 in August 2006.

The secured convertible notes issued pursuant to our October 2005 through June 2008 Securities Purchase Agreements bear interest originally at 8% but increasing to 13% effective September 8, 2009, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.12 or (ii) generally a 75% discount to the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.  As of March 2, 2010, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $ .0012 and, therefore, the conversion price for the secured convertible notes was $ .0003. Based on this conversion price, the $4,873,483 outstanding principal amount of the secured convertible notes, excluding interest, were convertible into approximately 16,244,943,333 shares of our common stock. The stock purchase warrants have an exercise price of $0.0001 and $0.50 per share.  If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive cash proceeds in the amount of $3,055,000 if the lender exercises the warrants.  If the lender converts, the Company will issue the appropriate number of shares and will not be required to use the cash to liquidate the debt.

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

The JMJ Notes bear interest at 12%, mature three years from the date of issuance, and are convertible into our common stock, at JMJ’s option, at a conversion price, equal to 70% of the lowest trade for our common stock during the 20 trading days prior to the conversion.  Prior to the conversion of the JMJ Notes, JMJ must make a payment to Wellstar reducing the amount owed to Wellstar under the Wellstar Notes.  As of March 4, 2010, the lowest trade for our common stock during the 20 trading days as reported on the Over-The-Counter Bulletin Board was $.0012 and, therefore, the conversion price for the JMJ Notes was $.00784. Based on this conversion price, the JMJ Notes in the aggregate amount of $1,073,000, excluding interest, are convertible into 136,862,245 shares of our common stock.

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

Sources and Uses of Cash

	Six Months Ended January 31,

(In thousands)	2010	2009
Cash flow data:
Net cash (used in) operating activities	(631)	(277)
Net cash (used in) investing activities	(25)	(0)
Net cash provided (used) by financing activities	633	430
Net increase (decrease) in cash and cash equivalents	(22)	152
Cash and cash equivalents, beginning of period	30	26
Cash and cash equivalents, end of period	7	178

Operating Activities

Net cash used in operating activities for the six months ended January 31, 2010 was $630,564, an increase of $353,292 from the same period in 2009 reflecting the change in operating expenses.

Investing Activities

Cash used in investing activities for the six months ended January 31, 2010 was $22,475, an increase of $24,460 from the same period in 2009 representing an increase in the purchase of imaging equipment.

Financing Activities

Net cash provided by financing activities for the six months ended January 31, 2010 was $633,000 as compared with $430,142 for the same period last year.  The increase is attributed to the proceeds from the issuance of convertible notes.

As of January 31, 2010 the Company had cash and cash equivalents in the amount of $7,196 as compared with $178,086 at January 31, 2009.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option For Financial Assets And Financial Liabilities” (SFAS 159). SFAS 159 expands the use of fair value accounting, but does not affect the existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable and issued debt. If the use of fair value is elected, any up-front costs and fees related to the item must be recognized in earnings and can not be deferred.  The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings.  Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS 159 will have on our financial position and results of operations.

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

As of January 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

WELLSTAR INTERNATIONAL, INC.

Date: March 17, 2010	By:	/s/ John Antonio
John Antonio
Chief Executive Officer

Date: March 17, 2010	By:	/s/ Howard Bielski
Howard Bielski
Chief Financial Officer