Form 10-Q
period 2010-04-30
Wellstar International, Inc.
filed 2010-06-21
CIK 1346248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of May 20, 2010 was 1,670,358,234.

PART I
FINANCIAL INFORMATION

WELLSTAR INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2010 AND 2009

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2010 AND 2009

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEETS	F-1, F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

ONSOLIDATED STATEMENT OF CHANGES IN TOCKHOLDERS’ EQUITY (DEFICIT)	F-4

CONSOLIDATED STATEMENT OF CASH FLOWS	F-5, F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENT	F-7 to F-21

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30, 2010	July 31, 2009
	(Unaudited)	(Audited)

Current Assets:
Cash	$176,044	$29,564
Prepaid Expenses	-	5,186
Total Current Assets	176,044	34,750

Fixed Assets:
Imaging Equipment	829,169	802,169
Office Equipment and Fixtures	157,213	154,884
Subtotal	986,382	957,053

Less: Accumulated Depreciation	699,264	552,985
Net Fixed Assets	287,118	404,068

Intangible Assets:
Covenant Not To Compete	-	-
Manufacturing and Distribution Agreement	700,000	700,000
Subtotal	700,000	700,000

Less: Accumulated Amortization	554,770	459,577
Net Intangible Assets	145,230	240,423

Other Assets:
Loan Acquisition Cost (net of amortization of $333,802
@ 4/30/10, and $261,550 @ 7/31/09).
Software and Manuals (net of amortization of $51,674	188,723	110,645
@ 4/30/10, and $37,892 @ 7/31/09).	3,726	17,508
Security Deposit
Total Other Assets	-	4,525
	192,449	132,678
Total Assets
	$800,841	$811,919

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES LESS SHAREHOLDERS’ DEFICIT

	April 30, 2010	July 31, 2009
	(Unaudited)	(Audited)

Current Liabilities:
Accounts Payable	$673,699	$616,537
Accrued Expenses	3,663,416	2,879,727
Note & Loan Payable - Other	63,382	63,382
Notes Payable	540,000	750,000
Derivative Instrument Liability - Loan	126,667	422,243
Derivative Instrument Liability - Convertible Notes	20,814,215	23,072,247
Convertible Debt	3,816,081	2,861,918
Total Current Liabilities	29,697,460	30,666,054

Long Term Liabilities:
Convertible Debt	2,382,967	2,697,938
Derivative Instrument Liability - Convertible Notes	11,744,802	20,564,516
Derivative Instrument Liability - Warrants	123	15,373
Total Long-Term Liabilities	14,127,892	23,277,827

Total Liabilities	43,825,352	53,943,881

Stockholders’ Deficit:
Preferred Stock
Series A, Authorized 100,000 Shares,
par value .001 per share
Issued and Outstanding Shares, 60,000	$60	$60
Paid in Surplus	59,940	59,940

Series B, Authorized 1,000,000 Shares,
par value .001 per share
Issued and Outstanding Shares, 200,000 Shares,	200	-
Paid in Surplus	199,800	-

Common Stock
Authorized 5,000,000,000 Shares, par value .001 per share
Issued Shares, 990,828,504 - Outstanding Shares,
990,813,504 (4/30/10) and 39,486,147 (7/31/09)	990,814	39,481
Paid in Surplus	2,739,956	2,914,448
Retained Earnings (Deficit)	(47,015,281)	(56,145,891)
Total Shareholders’ Deficit	(43,024,511)	(53,131,962)

Total Liabilities Less Stockholder’s Deficit	$800,841	$811,919

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months April 30,				Nine Months April 30,
	2010		2009		2010	2009

Income:
Revenue from Medical Imaging	$	- 0 -	$	- 0 -	$ - 0 -	$ - 0 -
Cost of Sales		- 0 -		- 0 -	- 0 -	- 0 -
Gross Profit (Loss)		- 0 -		- 0 -	- 0 -	- 0 -

Operating Expenses:
Selling, General and Administrative		336,999		451,540	1,018,491	1,390,579
Depreciation and Amortization		109,131		92,230	327,177	289,244
Total Operating Expenses		446,130		543,770	1,345,668	1,679,823

Loss from Operations		(446,130)		(543,770)	(1,345,668)	(1,679,823)

Other Expense (Income):
Interest Income		(52)		(106)	(233)	(168)
Interest Expense		222,220		127,039	585,827	377,163
Derivative Instrument, Net		16,691,012		(335,072)	(11,388,572)	(1,489,397)
Delinquent Stock Registration Penalty		108,900		108,900	326,700	326,700
Total Other Expenses (Income)		17,022,080		(99,239)	(10,476,278)	(785,702)

Income (Loss) before Provision for Taxes		(17,468,210)		(444,531)	9,130,610	(894,121)
Provision for Taxes		-		-	-	-
Net Income (Loss)		$(17,468,210)		$(444,531)	$9,130,610	$(894,121)

Net Income (Loss) Per Share, Basic and Diluted		$(.04)	$	- 0 -	$.03	$(.01)

Weighted Average Number of Common Shares
Outstanding, Basic and Diluted		460,045,424		148,101,993	263,026,423	88,098,884

Note:
Effective January 15, 2010, the Company had a reverse split of their Common Shares of 100 - 1.  The above average number of Common Shares Outstanding reflects the split.  The three months and nine months ended April 30, 2009 have been restated to reflect the split.

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED APRIL 30, 2010

			Additional			Additional
	Preferred Stock		Paid in	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2009	60,000	$60	$59,940	39,481,147	$39,481	$2,914,448	$(56,145,891)	$(53,131,962)

Series B, Preferred	100,000	100	99,900					100,000

Series B, Preferred Additional Shares	100,000	100	99,900					100,000

Conversion of Debentures				951,332,357	951,333	(174,492)		776,841

Net Income for the Period							9,130,610	9,130,610

Balance,	260,000	$260	$259,740	990,813,504	$990,814	$2,739,956	$(47,015,281)	$(43,024,511)

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine MonthsEnded April 30,
	2010		2009
Cash Flows from Operating Activities:
Net Income (LossZ)		$9,130,610		$(894,121)
Adjustments to Reconcile Net Loss to Net Cash used
in Operating Activities:
Depreciation and Amortization		327,176		289,244
Delinquent Registration Penalty		326,700		326,700
Services Paid in Stock		200,000		551,372
Derivative Instrument Income, Net		(11,388,572)		(1,489,397)
Changes in Operating Assets and Liabilities:
Increase (Decrease) In:
Prepaid Expenses		5,186		40
Accounts Payable		57,162		(85,6780
Accrued Expenses		457,022		833,081
Net Cash Used in Operating Activities		(884,716)		(468,759)

Cash Flows from Investing Activities:
Purchase of Equipment and Furniture		(29,329)		(344)
Security Deposit - Reduction		4,525		-
Net Cash Used in Investing Activities		(24,804)		(344)

Cash Flows From Financing Activities:
Proceeds from Issuance of Convertible Notes		1,056,000		-
Note and Loans Payable - Other		-		50,382
Note Payable - Officer		-		49,680
Issuance of Stock for Cash		-		343,550
Net Cash Provided by Financing Activities		1,056,000		443,612

Net Decrease in Cash		146,480		(25,491)

Cash at Beginning of Period		29,564		25,560
Cash at End of Period		$176,044		$69

Cash Paid for Interest	$	- 0 -	$	- 0 -

Cash Paid for Taxes	$	- 0 -	$	- 0 -

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2010 AND 2009

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

1.	During the nine months ended April 30, 2010, convertible debentures in the amount of $776,841 were converted into 951,332,357 shares of Common Stock.

2.	During the nine months ended April 30, 2010, two officers were issued Series B Preferred Stock in lieu of salaries for a value of $200,000, no cash was expended.

3.	There was an assignment of Convertible Notes Payable of $210,000 from one Lender to new Lenders, which had no effect on cash.

4.
During the nine months ended April 30, 2009, convertible debentures in the amount of $293,194 were converted into 8,104,000 shares of Common Stock after reflecting a reverse split of 100-1 on January 15, 2010.

5.	2,300,653 shares of Common Stock after reflecting a reverse split of 100-1 in January 2010 was issued for services rendered in the nine months ended April 30, 2009. The amount was $551,372.

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2010

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

c)	Interim Condensed Consolidated Financial Statements

The consolidated financial statements as of and for the nine months ended April 30, 2010 and 2009 are unaudited.  In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  The consolidated results of operations for the nine months ended April 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.  The consolidated balance sheet information as of July 31, 2009 was derived from the audited consolidated financial statements included in the Company’s annual report Form 10-K for the year ended July 31, 2009.  The interim consolidated financial statements should be read in conjunction with that report.

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
AS OF APRIL 30, 2010

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

g)            Income (Loss) Per Share

Basic and diluted net income (loss) per common share for the nine months ended April 30, 2010 and 2009 are computed based upon the weighted average number of common shares outstanding.  The assumed conversion of Common Stock equivalents was not included in the computation of diluted Income (loss) per share because the assumed conversion and exercise would be anti-dilutive due to the net Income (loss) incurred.  Based on the conversion formula in the Agreements (see Note 2, 3 and 4) on the conversion of its convertible notes would have resulted in the issuance of additional common shares in the amount of $60,587,076,265, on April 30, 2010.

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
AS OF APRIL 30, 2010

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

Financial instruments which potentially subject the Company to concentrations of credit risk consists of a checking account with a financial institution in excess of insured limits.  There was no excess above insured limits at April 30, 2010.  The Company does not anticipate non-performance by the financial institution.

l)	Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2010

(UNAUDITED)

NOTE 1                 Summary of Significant Accounting Policies and Organization (cont’d)

m)           Equipment

Imaging and office equipment are recorded at cost and depreciated on the straight line method with an estimated life of five (5) years.  Imaging equipment is at the customers facility where the equipment is used or stored by the Company until placed in use.  The Company retains title to the imaging equipment while it is at the customers location.  Depreciation expense for the nine months ended April 30, 2010 and 2009 were $146,279 and $148,352, respectfully.

n)            Intangible Assets

Loan acquisition costs are stated at cost and relate to the costs of acquiring the convertible notes (see Note 2 and 4) and to obtaining the $400,000 Note Payable (see Note 3).  Amortization is provided for under the straight line method over three (3) years, which is the term of the convertible notes and nine months for the original term of the Note Payable. Total amortization for the nine months ended April 30, 2010 and 2009 was $71,922 and $31,887, respectfully.

Software and manuals, Covenant Not To Compete and Manufacturing & Distribution Agreement acquired in the acquisition of Micro Health Systems, Inc. (See Note 3) with cost of $80,000, $20,000 and $700,000 respectively are being amortized over a 24 month period for the software and the Covenant and 5 ½ years for the manufacturing and distribution agreement. The total amortization expense for the nine months ended April 30, 2010 and 2009 was $108,976 and $109,005, respectfully.

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
AS OF APRIL 30, 2010

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

q)            Long-lived Assets

Estimates of future cash flows used to test recoverability of long-lived assets shall be based on the existing service potential of the asset or asset group at the date it is tested.  The testing will be done annually prior to July 31st, the Company’s fiscal year end, but will also be tested whenever events or changes in circumstances indicate that its carrying value may not be recoverable.

Management, in reviewing the value, is of the opinion that its carrying values of its imaging equipment are not higher than fair value to sell.  It also is of the opinion that it’s exclusive Mikron Manufacture and Distribution Agreement which is at a carrying value below 50% of its cost three years ago, is a low value.  Tests of its imaging equipment were completed by a major medical facility and have yielded positive results which management believes will have a beneficial effect on future revenue and cash flow.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2010

NOTE 2                 Convertible Notes (cont’d)

The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the notes to be converted, plus related accrued interest, by the conversion price.  The conversion price in effect on any conversion date will be at the selling stockholder’s option, at the lower of (i) $0.12 or (ii) an amended 75% discount to the average of the three lowest intraday trading prices for the Common Stock on a principal market for the twenty trading days preceding, but not including, the conversion date for all notes.  The total shares available for conversion at April 30, 2010 were 50,582,810,815.

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
AS OF APRIL 30, 2010

NOTE 2                 Convertible Notes (cont’d)

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
AS OF APRIL 30, 2010

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
AS OF APRIL 30, 2010

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
AS OF APRIL 30, 2010

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

See Paragraph 2 of this note related to the terms of conversion.  The total shares at April 30, 2010, included in Paragraph 2 above, includes all additional convertible notes.

All notes include a Registration Rights Agreement.  The Company was required to register additional shares in relation to all the additional agreements listed above, this was not done.  There is a penalty of 2% per month of the note amount, a penalty of $1,367,974 was accrued through April 30, 2010.

In connection with the aforementioned issuance of the $1,000,000 of convertible notes, on October 31, 2005, the Company granted a first priority security interest in all the assets of the Company.  The issuance of convertible notes resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and SFAS 133 (see Note 5).  The note holder’s have converted notes of $1,055,639 into 215,480,268 shares of Common Stock as of April 30, 2010 after reflecting a 100 - 1 reverse stock split.  The balance of the notes are $4,841,799 at April 30, 2010.  Interest due of $621,145 is included in Accrued Expenses.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2010

NOTE 3                 Notes Payable (cont’d)

The outstanding balance of principal and interest is due and payable on demand on or after August 1, 2006.  All payments shall apply first to interest accrued and then principal.  The Company may prepay all or part without a pre-payment penalty.  The loan was not paid on August 1, 2006 and was extended under the same terms by mutual agreement.  Interest due of $43,325 is included in Accrued Expenses.

Default shall occur upon (1) failure to make payment on the note or transfer of stock when due, (2) Company institutes bankruptcy or solvency proceedings or make an assignment for the benefit of creditors.

Note Payable - April 30, 2010                                          $150,000

b)
The Company has entered into a loan agreement with an unrelated individual.  The note is dated October 11, 2005.  The note provides for a total loan of $400,000, the Company received $190,000 by October 31, 2005.  The balance of $210,000 was subsequently received on November 29, 2005.  The note bears interest at a fixed rate of 8%, plus the prevailing variable margin rate charged to the lender.  As of April 30, 2010, the margin rate was 7.625%.  The lender was paid a loan acquisition cost on December 5, 2005, in Common Stock of 1 million shares.

The cost was recorded at market value at the date of the loan which was $ .12 per share, for a total of $120,000.  The outstanding balance of principal and accrued interest was due and payable on April 11, 2006.  The note has been extended to February 28, 2007 by addendum under the current terms and interest is being accrued.  The addendum was signed on November 11, 2006.  In consideration of the waiver and extension, the Company, with the signing, paid the lender $20,000.  The lender was also issued additional warrants to purchase 400,000 shares of common stock, 200,000 at $0.10 per share and 200,000 at $0.20 per share, which expire on February 28, 2008. As of April 30, 2010, the note has not been paid.

At April 30, 2010, $267,290 of interest expense is included in Accrued Expenses.  As security for the loan, the Company has pledged all of its tangible and intangible assets.  Commencing on January 1, 2006, the Company shall establish an escrow account and shall deposit 25% of all proceeds generated by the thermal imaging cameras purchased with $210,000 of proceeds from the loan.  The funds shall remain in escrow for use in paying all sums due to the lender.  To April 30, 2010, no funds have been put into escrow.

In addition, the lender has the option to convert the loan into fully registered, unsecured Common Stock of the Company at a conversion price on the day of conversion, minus 40%.  The total shares at April 30, 2010 were 1,088,785,714.  The lender shall have the right to convert on the prepayment date or the due date, whichever occurs first.  The issuance of the notes and warrants resulted in conversion features being accounted for as embedded derivative liabilities in accordance with EITF00-19 and FASB 133 (see Note 5).

Balance due at April 30, 2010                                         $190,000

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2010

NOTE 3                 Notes Payable (cont’d)

On August 20, 2009, the Lender assigned $70,000 of its Notes Receivable to two individuals for $30,000 and $40,000 and assigned $80,000 in December 2009 to a company and an individual and $60,000 in March 2010 to a different company and individual.  The Company accepted the assignment of the Notes and drew an agreement with the New Lenders, (see Note 3-E and Note 4).

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

In addition, 1,500,000 shares of Restricted Common Stock are being held in escrow as security for the note payable of $200,000.  These shares have been shown as issued but not outstanding.  The Company is in default on $200,000 of the Note Payable and interest of $4,000 which was due June 19, 2006 on the first $100,000 of notes due.  Due to the default, the interest charged from June 19, 2006 is 18% on the $200,000 Note Payable.  Interest expense of $141,170 is included in Accrued Expenses.

On November 28, 2006, the Company received a letter due to the default, giving it ten (10) days to pay the note and accrued interest or the 1,500,000 shares held in escrow will be issued to the shareholder of Micro Health Systems, Inc.  As of April 30, 2010 and through February 18, 2010,  nothing has transpired.

Balance due at April 30, 2010	$200,000

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2010

NOTE 3                 Notes Payable (cont’d)

d)
The Company has borrowed $16,912 from an unrelated party.  The note is dated January 16, 2009, and was due on February 16, 2009 (maturity date).  The note has an interest rate of 12% per annum. Per the terms of the note, the Company is in default as it failed to pay the principal and interest due upon the maturity date.  In the event of default, the lender, by notice given to the borrower, may declare the unpaid principal and accrued interest owing to be paid.  The Company (borrower) has not received any demand for payment as of May 26, 2010.  The note is included as a current liability in Notes and Loans Payable - Other in the amount of $16,912.

e)
See Note 3(b), this Lender assigned $210,000 of his Notes Receivable to two individuals and two Companies and entered into an agreements with them.  The Notes are convertible into the Company’s Common Stock and are being accounted for as Embedded Derivative Liabilities in accordance with EITF 00-19 and SFAS 133 (See Note 5).  The Lenders have converted $184,540 of these Notes into 231,679,081  shares of Common Stock after reflecting a reverse split of 100 - 1 in January 2010.  The Notes have an interest rate of 0.0% and mature August 20, 2011.  Total shares available for conversion at April 30, 2010 are 153,710,000.

NOTE 4                 Convertible Notes - Other

a)
On June 18, 2009, JMJ Financial purchased $270,500 of certain Convertible Notes from AJW Partner and related entities (see Note 2).  Through April 30, 2010, $270,500 of these Notes were converted to Common Stock.  These Notes bear interest at 8% per annum.  The Company has consented to the sale of these Notes.  The Notes bear the same terms as in the hands of the seller, AJW Partners, and related entities. $5,334 is included in Accrued Interest at April 30, 2010.

Balance Due at April 30, 2010                                                                $   - 0 -

b)
The Company has entered into an agreement with JMJ Financial, the Lender, and the Company as the Borrower.  They will loan to the Company the principal sum of $575,000 of which $75,000 has been recorded as a loan acquisition cost and is being amortized over 36 months.  The loan has a 12% one time interest charge on the principal sum.  No interest or principal payments are required until the maturity date three (3) years from the effective date (May 22, 2009).  Both principal and interest may be included in conversion prior to maturity date.  The conversion formula, the number of shares issued through conversion, is the conversion amount, divided by the conversion price which is 70% which was amended to 35% on March 9, 2010 of the lowest trading price in the 20 trading days previous to the conversion, as applied to the Company’s voting Common Stock.  Prepayment of the loan is not permitted, unless approved by Holder.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2010

NOTE 4                 Convertible Notes - Other (cont’d)

The Company entered into an additional agreement to borrow up to $1,150000 from JMJ Financial of which $150,000 has been recorded as a loan acquisition cost and is being amortized over 36 months.  The interest rate will be 12% one time interest charge on the principal sum.  No interest or principal payments are required until the maturity date, but both principal and interest may be included in the conversion prior to maturity.  Maturity is three (3) years from the effective date (August 19, 2009).  The loan is convertible into voting common stock of the Company.  The conversion formula, the number of shares issued through conversion is the conversion amount, divided by the conversion price which is 70% amended to 35% on March 9, 2010 of the lowest trading price in the 20 trading days previous to the conversion.  Prepayment of the loan is not permitted, unless approved by holder.

Balance Due at April 30, 2010                                                                $1,331,789

c)	In December 2009, this Lender was assigned a note of $40,000 from another lender (see Note 3 (b). The Lender converted $40,000 into Common Stock, there is a balance due as of April 30, 2010 is $- 0 -.

The issuance of convertible notes resulted in conversion features being accounted for as Embedded Derivative Liabilities in accordance with EITF00-19 and SFAS 133 (See Note 5).  Total shares available for conversion on all Notes A, B & C above, are 8,761,769,736 at April 30, 2010.

NOTE 5                 Derivative Financial Instrument Liabilities

We use the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.  See Note 1, related to embedded derivative instruments accounting policy.

In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at April 30, 2010, we used the market price of our Common Stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument.  All options, warrants and conversion options can be exercised by the holder at any time.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2010

NOTE 5                 Derivative Financial Instrument Liabilities (cont’d)

At April 30, 2010, the following derivative liabilities related to Common Stock options and warrants and embedded derivative instruments were outstanding (see Notes 2, 3 and 4):

IssueDate	Expiry Date	No. of Warrants	Issued To	Exercise Price Per Share	Value - Issue Date	Value - April 30, 2010
10/11/05 11/19/06 11/19/06 10/31/05 01/20/06 07/25/06 08/04/06 11/30/06 03/26/07 05/30/07 10/12/07 11/15/07 12/14/07 04/22/08	04/11/06 02/18/08 02/18/08 10/31/10 01/20/11 07/25/11 08/04/11 11/30/13 03/26/14 05/30/14 10/12/14 11/15/14 12/14/14 04/22/15	10,000 2,000 2,000 16,667 16,667 8,333 8,333 40,000 10,000 100,000 150,000 100,000 100,000 200,000	Thompson Thompson Thompson AJW Partners AJW Partners AJW Partners AJW Partners AJW Partners AJW Partners AJW Partners AJW Partners AJW Partners AJW Partners AJW Partners	$ .50 $ .10 $ .20 $ .50 $ .50 $ .50 $ .50 $ .08 $ .03 $ .02 $ .0001 $.0001 $.0001 $.0001	$ 41,526 3,845 2,276 169,629 81,321 146,197 102,816 158,741 25,433 163,409 179,353 39,649 24,000 17,540	$ 0 0 0 0 0 0 0 0 0 1 50 34 35 3

Fair value of derivative instrument liabilities for warrants	$1,155,735	$ 123

The number of shares have been adjusted to reflect the 100 - 1 reverse split.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2010

NOTE 5                 Derivative Financial Instrument Liabilities (cont’d)

Issue Date	Due Date	Note Amount	Instrument	Exercise Price Per Share	Value - Issue Date	Value - April 30, 2010
10/11/05 10/31/05 01/20/06 07/25/06 08/04/06 11/30/06 03/26/07 05/30/07 10/12/07 11/15/07 12/14/07 12/31/07 04/22/08 06/12/08 08/29/08	04/11/06 10/31/08 01/20/09 07/25/09 08/04/09 11/30/09 03/26/10 05/30/10 10/12/10 11/15/10 12/14/07 12/31/10 04/22/11 06/12/11 08/29/11	$ 400,000 1,000,000 1,000,000 500,000 500,000 400,000 165,000 435,000 175,000 325,000 315,000 427,760 190,000 135,000 235,114

Loan

Convertible Notes

Convertible Notes

Convertible Notes

Convertible Notes

Convertible Notes

Convertible Notes

Convertible Notes

Convertible Notes

Convertible Notes

Convertible Notes

Convertible Notes

Convertible Notes

Convertible Notes

Convertible Notes
				Various Various Various Various Various Various Various Various Various Various Various Various Various Various Various	$ 370,189 2,681,204 1,363,058 791,994 616,127 523,047 274,500 825,801 711,289 465,052 631,254 894,835 569,394 555,374 875,919	$ 126,667 0 5,143,135 2,723,077 1,249,892 1,851,692 179,723 2,113,660 957,544 1,780,468 1,728,778 2,349,192 631,314 750,882 1,316,905

Fair value of bifurcated embedded derivative instrument liabilities carry forward	$12,149,037	$22,902,929

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2010

NOTE 5                 Derivative Financial Instrument Liabilities (cont’d)

	Issue Date	Due Date	Note Amount	Instrument	Exercise Price Per Share	Value - Issue Date	Value - April 30, 2010
Carry Forward	05/15/09 06/30/09 08/04/06 05/27/09 08/20/09 12/07/09 08/19/09	05/15/12 06/30/12 08/04/09 05/27/12 08/20/11 12/07/12 08/19/12	$ 79,500 551,565 270,500 575,000 70,000 50,000 921,/846	Convertible Notes Convertible Notes Convertible Notes Convertible Notes Convertible Notes Convertible Notes Convertible Notes	Various Various Various Various Various Various Various	$12,149,037 79,500 551,565 270,500 575,000 70,000 177,486 921,846	$22,902,929 455,684 3,173,103 0 1,774,586 105,740 291,320 3,982,322

Fair value of bifurcated embedded derivative instrument liabilities	$14,794,934	$32,685,684
Total derivative financial instruments	$15,950,669	$32,685,807

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF APRIL 30, 2010

NOTE 6                  Accrued Expenses

The following are the components of Accrued Expenses:

	Apr. 30, 2010	July 31, 2009

Penalties - Registrations	$1,476,874	$1,150,174
Interest on Debt	1,078,264	495,313
Payroll and Payroll Taxes	1,099,189	1,222,486
Professional Fees	8,600	10,000
Accrued Trade Payables	489	1,754
	$3,663,416	$2,879,727

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
AS OF APRIL 30, 2010

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
AS OF APRIL 30, 2010

NOTE 7                 Stockholders’ Equity (Deficit) (cont’d)

The Board of Directors has adopted a resolution pursuant to NRS 78.209, of Nevada Regulations and have obtained required approval of the Stockholders.  The number of shares of Common Stock authorized 20,000,000,000 par value .001 per share is changed to 200,000,000 shares of Common Stock, par value .001 per share.  One share of Common Stock shall be issued after the exchange for each 100 shares of Common Stock issued.  This is effective January 15, 2010.

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

NOTE 8                 Derivative Instruments Income, Net

Derivative instruments income of $11,388,572 represents the net unrealized (non-cash) change during the nine months ended April 30, 2010, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

NOTE 9                 Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,257,962 before derivative income of $11,388,572 and a negative cash flow from operations of $884,716 for the nine months ended April 30, 2010, negative working capital of $29,521,416, and a stockholders’ deficiency of $43,024,511 at April 30, 2010.

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
AS OF APRIL 30, 2010

NOTE 9                 Going Concern

Management’s plans include the raising of additional capital through private or public transactions and implementation of its business and marketing plan to increase revenues.

NOTE 10               Subsequent Events

AJW Partners, LLC and related entities converted a portion of their notes (See Note 2) into 267,704,800 shares of Common Stock during the period May 1, 2010 through June 15, 2010.  During the same period, JMJ Financial converted a portion of their notes in 671,500,000 shares of Common Stock (see Note 4).

On May 5, 2010, the Company entered into a loan agreement with a different outside party and borrowed $50,000 with interest at 8% per annum, and a maturity date of February 5, 2011.  The lender may convert principal and interest in shares of the Company’s Common Stock at any time up to the maturity date.  The conversion price is the average of the three (3) lowest trading prices for the Common Stock in the ten (10) trading days prior to conversion X 60%.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements". These forward-looking statements generally are identified by the words "believe," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight including changes in the trends of the mobile computing industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors and related notes included in the Company’s Form 10-K and other SEC filings.

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of Wellstar International, Inc.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements ("Notes").

 Background

Wellstar International Inc. (“Wellstar”), through its wholly owned subsidiary, Trillennium Medical Imaging, Inc. (“Trillennium,” “TMI” or “the Company”), has developed an innovative thermal imaging system designed for the evaluation and early detection of heat patterns within the body that indicate the presence of physiological changes such as pressure ulcers, referred pain and metabolic changes within the breast. The Company’s infrared imaging involves the detection and recording of skin temperature and injury patterns, providing visual and quantitative documentation to accurately capture body temperature data. The Company’s system map changes in skin blood flow by translating temperature data into pictures. The interpretation of these temperatures and thermal patterns can play an important role in the development of a diagnosis. The Company’s system consists of proprietary imagers (“TMI 7800 Imager”), operating software (“Image MHS 5.0 Software”) and a comprehensive data transmission and collection network, for which TMI has patents pending.  The Company seeks to be the first-to-market in deep tissue injury and pressure ulcer detection using its proprietary infrared imaging system. Thermal Imaging is a low cost, noncontact, non-radioactive diagnostic screening procedure designed for clinical evaluation. In addition, thermal imaging provides an ability to track the progress of therapies being utilized in a low cost, non-invasive manner.  Thermal Imaging can detect signs of pressure ulcers before they are visible with the naked eye through detection of temperature changes at the site which allows for treatment of the pressure ulcer before it erupts. The TMI system can be used to scan all new patients into hospitals and long-term care facilities prior admittance and begin treating existing wounds before they are visible. The TMI technology and software is approved by the FDA as an Adjunctive Diagnostic screening procedure for early breast cancer detection, differential diagnosis of pain dysfunctions, (such as Reflex Sympathetic Dystrophy, Neuromuscular Skeletal Syndromes and Neurological disorders), the early detection of pressure ulcers, deep tissue injuries, and bed sores, as well as orthopedic applications. The Company’s imaging research concurrently looks to initiate consideration of thermography as a viable tool and a medical standard for predicting and preventing pressure ulcers in the medical community.

TMI is currently seeking financing to complete the necessary changes to the TMI System and to bring the TMI System to market. The company will initially focus is efforts on Hospitals and long term care facilities.

TMI currently has had their study completed at Duke University and the results have been submitted for publication. TMI has also started a Beta Test at a nursing home. The purpose of the Beta Test  is to show the ease of use of the TMI system within the work environment. TMI has expanded their Beta Test to have an installation in a Long Term Acute Care Center.

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

Results of Operations

Quarter Ended April 30, 2010 compared to Quarter Ended April 30, 2009 (all references are to the Quarter Ended April 30)

Revenue:  We did not have revenue during the quarters ended April 30, 2010 and April 30, 2009.

Cost of Sales and Gross Profit:  There was no Cost of Sales for the quarters ended April 30, 2010 and April 30, 2009 as we did not generate revenue during these periods.

Operating, Selling, General and Administrative Expenses:  Operating, selling, general and administrative expenses decreased by $97,640, or 18% in the 2010 third fiscal quarter to $446,130 from $543,770 in 2009.  This decrease reflects a decrease in stockholder relations expenses by $45,975. In addition, salaries decreased by $98,200 from $225,000 to $126,800.

Loss from Operations:  Loss from operations for the quarter ended April 30, 2010 was $446,130, a decrease of $97,640 or 18% from the loss from operations in the same period in 2009 of $543,770 as a result of the aforementioned decreases in operating, sales and administrative expenses.

Other Income and Expense:  Total other expenses of $17,022,080 in the quarter ended April 30, 2010 represent an increase in other expenses of $17,121,319 from the income of $99,239 in 2009 as a result of a greater expense from derivative instrument expense for the period related to a increase in derivative instrument liabilities caused by a change in our stock prices.

Net Loss:  Net loss of $17,468,210 for the quarter ended April 30, 2010 was $17,023,679 greater than the net loss of $444,531 for the same period in 2009 due to the greater amount of derivative instrument expense.

Liquidity and Capital Resources

It is Management’s opinion that the current financial position of the company is in dire straits and the Company will need to obtain additional funding to continue operations.  The Company expects that it will be able to continue operating through July 2010.  If the Company does not obtain financing at this time, it will be required to cease operations.

As of April 30, 2010, we had a working capital deficit of approximately $29,521,416, and cash of $176,044. We do not have the funds necessary to maintain our operations for the coming fiscal year, and will need to raise additional funding.

The liquidity impact of our outstanding debt is as follows:

Our secured convertible note with Andrew W. Thompson (the "Thompson Note"), in the principal amount of $400,000, matured on April 11, 2006 and remains outstanding. We are in default pursuant to the terms of the Thompson Note, although we have not received a notice of default from Mr. Thompson, nor has Mr. Thompson indicated to the Company that he intends to place the Company in default under the loan agreement. Interest on the Thompson Note is at the rate of 8% plus the prevailing margin rate charged to the lender, which is currently 7.625%. In addition to the outstanding principal, we also owe accrued interest in the amount of $267,290. The lender has the option of converting the loan into fully registered common stock at a discount of 40% on the day of conversion, which is the prepayment date or the due date, whichever occurs first. Additionally, the lender also received warrants to purchase 1,000,000 shares of the company's fully registered common stock at an exercise price of $0.50 per share. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive the cash proceeds in the amount of $500,000 if the lender exercises the $0.50 warrants. On November 10, 2006, the Thompson Note was amended to include a provision stipulating that the holder may not convert the secured convertible note if such conversion or exercise would cause him to own more than 9.99% of our outstanding common stock. However, this restriction does not prevent the holder from converting a portion of the note and then converting the rest of the note. In this way, the holder could sell more than this limit while never holding more than this limit.

Our unsecured demand note with Michael Sweeney (the "Sweeney Note"), in the principal amount of $150,000, matured on August 1, 2006 and remains outstanding. In addition to the outstanding principal, we also owe accrued interest in the amount of $43,325. We are in default pursuant to the terms of the Sweeney Note and we have not received a notice of default from Mr. Sweeney, nor has Mr. Sweeney indicated to the Company that he intends to place the Company in default under the note.

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors - AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Partners II, LLC on October 31, 2005 for the sale of (i) $3,000,000 in secured convertible notes and (ii) warrants to buy 5,000,000 shares of our common stock. The gross financing proceeds were paid to the Company in three separate tranches of $1,000,000 each. The first tranche of the financing, in the amount of $1,000,000, was received by the Company upon closing. The second tranche was received on January 20, 2006. The third tranche of $50,000 was received in August 2006. The secured convertible notes issued pursuant to our October 2005 through June 2008 Securities Purchase Agreements bear interest originally at 8% but increasing to 13% effective September 8, 2009, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.12 or (ii) generally a 75% discount to the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.  As of May 20, 2010, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $ .0006 and, therefore, the conversion price for the secured convertible notes was $ .00015. Based on this conversion price, the $4,841,799 outstanding principal amount of the secured convertible notes, excluding interest, were convertible into approximately 32,278,660,000 shares of our common stock. The stock purchase warrants have an exercise price of $0.0001 and $0.50 per share.  If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive cash proceeds in the amount of $3,055,000 if the lender exercises the warrants.  If the lender converts, the Company will issue the appropriate number of shares and will not be required to use the cash to liquidate the debt.

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

The JMJ Notes bear interest at 12%, mature three years from the date of issuance, and are convertible into our common stock, at JMJ’s option, at a conversion price, equal to 70% of the lowest trade for our common stock during the 20 trading days prior to the conversion.  Prior to the conversion of the JMJ Notes, JMJ must make a payment to Wellstar reducing the amount owed to Wellstar under the Wellstar Notes.  As of May 20, 2010, the lowest trade for our common stock during the 20 trading days as reported on the Over-The-Counter Bulletin Board was $.0006 and, therefore, the conversion price for the JMJ Notes was $.00047. Based on this conversion price, the JMJ Notes in the aggregate amount of $1,3321,789, excluding interest, are convertible into 2,833,593,617 shares of our common stock.

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

Sources and Uses of Cash

	Nine Months Ended April 30,
(In thousands)	2010	2009
Cash flow data:
Net cash (used in) operating activities	(885)	(469)
Net cash (used in) investing activities	(25)	(0)
Net cash provided (used) by financing activities	1056	444
Net increase (decrease) in cash and cash equivalents	146	(26)
Cash and cash equivalents, beginning of period	30	26
Cash and cash equivalents, end of period	176	0

Operating Activities

Net cash used in operating activities for the nine months ended April 30, 2010 was $884,716, an increase of $415,957 from the same period in 2009 reflecting the change in operating expenses.

Investing Activities

Cash used in investing activities for the nine months ended April 30, 2010 was $24,804, an increase of $24,460 from the same period in 2009 representing an increase in the purchase of office equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended April 30, 2010 was $1,056,000 as compared with $443,612 for the same period last year.  The increase is attributed to the proceeds from the issuance of convertible notes.

As of April 30, 2010 the Company had cash and cash equivalents in the amount of $176,044 as compared with $69 at April 30, 2009.

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

As of April 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 5, 2010, the Company entered into a  Securities   Purchase   Agreement   with  Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $50,000 (the "Note").  The financing closed on May 5, 2010.

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on February 5, 2011.  The Note is convertible into common stock, at Asher’s option, at a 40% discount to the average of the three lowest trading prices of the common stock during the 10 trading day period prior to conversion.  The Note contains a prepayment option whereby the Company may make a payment to Asher equal to 150% of all amounts owed under the Note.  The Company is required to provide Asher with 30 days notice of such prepayment.

Asher agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.Removed and Reserved

Not Applicable.

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

WELLSTAR INTERNATIONAL, INC.

Date: June 21, 2010	By:	/s/ John Antonio
John Antonio
Chief Executive Officer

Date: June 21, 2010	By:	/s/ Howard Bielski
Howard Bielski
Chief Financial Officer