Form 10-K
period 2010-07-31
Wellstar International, Inc.
filed 2010-11-15
CIK 1346248

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2010

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

Large accelerated filer ☐                                                                                                 Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐                          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒

The aggregate market value of the voting stock held by non-affiliates as of November 10, 2010 was $ 1,474,265.

Number of outstanding shares of the registrant's par value $0.001 common stock as of November 10, 2010:
7,371,327,726

WELLSTAR INTERNATIONAL, INC.

FORM 10-K

For the Fiscal Year Ended July 31, 2010

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

Introduction

TMI is dedicated to placing cameras, for a monthly charge in hospitals, clinical and long care facilities throughout the United States. Management believes the Company’s current competitive advantage is derived from the state of the art technology of the camera and software it is utilizing, combined with an intimate knowledge and relationships in the markets. Although there is no guarantee that the Company will be successful in its plans to grow in these markets by expanding its imaging capabilities through  the acquisition of new imaging technologies of which there is no guarantee.

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

Our marketing will be focused on university research centers, hospitals, multidisciplinary physician practices, pain centers, long term care facilities, home health care and rehabilitation centers support the need for this type of screening modality.

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

The Future of Disease Detection

Trillennium Medical Imaging sees the future of infrared imaging moving to critical positions in early phase disease detection and monitoring.  Although currently not a diagnostic modality, infrared analysis still provides key information in health monitoring.   Management believes Trillennium’s completed research project conducted at Duke University for early detection of tissue breakdown will provide the initial data demonstrating the TMI Systems ability to detect damage prior to visible evidence.  We believe this capability – in a non-contact device – will save patients from potential disabling conditions, as well as generate a sizeable cost-savings in health care.

Markets

Skin Assessment

The early visualization of tissue damage that can lead to development of pressure ulcers and or deep tissue injury is paramount to the reduction of open sores and the deadly complications that accompany them. Currently, no method of detection is used that can identify tissue breakdown prior to the visible and palpable changes that take place.

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

Market Opportunities

Functional or physiological evaluation conducted with infrared imaging has applications in many areas of medicine. Initially, Trillennium Medical Imaging focused on three key markets with our current imaging system: Breast Health Monitoring, Pain Evaluation; and Sports Medicine applications.  However, recent developments indicate significant economic gains can be realized with a revised plan.

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

Pressure ulcers have always been an area of concern for healthcare providers due to the degradation of the patient’s condition and the increased care required when pressure ulcers occur.   Pressure ulcers are responsible for over 65,000 deaths per year in the United States alone.  Aside from the human toll, the costs involved in treating this problem are enormous.   Taking into consideration all direct, indirect and peripheral costs, it is conservatively estimated that currently over $25 billion is spent annually on wound care in the United States (Columbia Surgery, Department of Surgery, H. Brem, M.D., 2006).

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

We believe Trillennium Medical Imaging is ideally positioned to provide a cost-effective, non-contact method to identify the presence of early or existing tissue damage. The next step for TMI is to complete it’s original Beta Test and implement the system into a full scale usage environment for a period of 90 days to demonstrate the effectiveness in a hospital setting.

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

Infrared study parameters have been identified as consistent repeatable and independent markers that identify those patients at risk for breast disease.  Ease of implementation (non-ionizing), low comparative cost and appeal to the general population (non-contact) make it an ideal test for screening in the younger patient (not a candidate for mammography), the woman with dense breasts or implants, those who have surgically altered breasts that add to mammography distortion (biopsies, lumpectomies, mastectomies) and those that refuse to participate in screening mammography. [START]

Market Opportunities

Breast Health Monitoring/Screening

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

Research and Development

Equipment Development

We continue to interface with equipment manufacturers and medical device research and development firms to seek out state of the art thermal imaging technology. We have designed a new more effective camera and are working with a major manufacturer on initial prototypes to be delivered before year end of 2010.

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

ITEM 2. PROPERTIES.

We maintain our principal office at 6911 Pilliod Road, Holland OH 43528. Our telephone number at that office is (419) 865-0069 and our facsimile number is (419) 867-0829.  We currently occupy this facility on a month to month basis at a no cost arrangement with the building owner.    The facilities are in good condition.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently only aware of the following legal proceedings or claims that we believe will not have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

On September 20, 2010, Micro Health Systems, Inc. (“Micro”), a dissolved Florida Corporation, filed a certified summons and complaint (the “Complaint”) with the Circuit Court of the 17th Judicial Circuit in Broward County, Florida, naming the Company as the sole Defendant.  Micro alleges in the Complaint that on December 21, 2005, the Company executed and delivered a promissory note in the amount of $200,000 (the “Note”) to Micro.  Further, Micro alleges that Micro has failed to make a payment on the Note and continues to owe the principal and interest.  The Company intends to vigorously defend against the allegations stated in the Complaint.

None of our directors, officers or affiliates are involved in a proceeding adverse to our business or have a material interest adverse to our business.

ITEM 4. (REMOVED AND RESERVED).

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "WLSI".

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2009		Fiscal 2010
	High	Low	High	Low
First Quarter	$0.004	$0.0038	$0.03	$0.01
Second Quarter	$0.0047	$0.001	$0.02	$0.0027
Third Quarter	$0.002	$0.0005	$.0049	$.0004
Fourth Quarter	$0.001	$0.001	$.0013	$.0001

Holders

As of November 10, 2009, there were approximately 7,371,327,726 shares of common stock outstanding.

As of November 10, 2010, there were approximately 94 active holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

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

In addition, on August 19, 2009 Wellstar issued a Convertible Promissory Note to JMJ in aggregate principal amounts of $1,150,000 (the “Second JMJ Note” and together with the Initial JMJ Note, the “JMJ Notes”).  In consideration for Wellstar’s issuing of the Second JMJ Note, JMJ issued Wellstar  a Secured and Collateralized Promissory Note in the principle amounts of $1,000,000 (the “Second Wellstar Note” and together with the Initial Wellstar Note, the “Wellstar Notes”).

The JMJ Notes bear interest at 12%, mature three years from the date of issuance, and are convertible into our common stock, at JMJ’s option, at a conversion price, equal to 70% of the lowest trade for our common stock during the 20 trading days prior to the conversion.  Prior to the conversion of the JMJ Notes, JMJ must make a payment to Wellstar reducing the amount owed to Wellstar under the Wellstar Notes.  As of November 10, 2010, the lowest trade for our common stock during the 20 trading days as reported on the Over-The-Counter Bulletin Board was $.0001 and, therefore, the conversion price for the JMJ Notes was $.00007. Based on this conversion price, the JMJ Notes in the aggregate amount of $1,725,000, excluding interest, are convertible into 24.6 billion shares of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

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

Plan of Operation and Financing Needs

We are seeking financing in different amounts and up to 12 million dollars.  Currently the company has exhausted its funding from it’s past agreements with JMJ Financial and is actively trying to secure financing to continue operations. If the company is successful in securing financing the company will continue to develop its camera and complete the Beta Test that is currently in operation in a Long Term Care Facility.
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

We will still need additional capital in order to continue operations until we are able to achieve positive operating cash flow. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. This money would be used for the roll out of our TMI System to the long term care market and for the development and production of a new camera that will save the company money as well as be more effective in its diagnosis..

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

Results of Operations

Year Ended July 31, 2010 compared to Year Ended July 31, 2009 (all references are to the Year Ended July 31)

Revenue: We did not have revenue during the years ended July 31, 2010 and 2009.

Cost of Sales and Gross Profit:  There was no Cost of Sales for the years ended July 31, 2010 and 2009 as we did not generate revenue during these periods.

Operating, Selling, General and Administrative Expenses:  Operating, selling, general and administrative expenses decreased by $368,977, or 17% in the 2010 fiscal year to $1,794,696 from $2,163,673 in 2009.  This decrease reflects decreases in stockholder relations expenses by $377,550. In addition, salaries decreased by $206,200 from $735,500 to $529,300, rentals decreased by $53,152 from $55,391 to $2,239, and insurance decreased by $32,931 from $85,436 to $52,506for the same period in 2009.

Loss from Operations:  Loss from operations for the 2010 fiscal year was $1,794,696, a decrease of $368,977 or 17% from the loss from operations in 2009 of $2,163,673 as a result of the aforementioned decrease in operating, sales and administrative expenses.

Other Income and Expense:  Total other expenses of $1,313,772 in the 2010 fiscal year represent a decrease of $38,355,076 from the expense of $39,668,848 in 2009 as a result of a decreased expense from derivative instrument expense for the period related to a decrease in derivative instrument liabilities caused by lower stock prices.

Net Income:  Net loss of $3,108,468 for the 2010 fiscal year was $38,724,053 less than the net loss of $41,832,521 for the same period in 2009 due to the lesser amount of derivative instrument expense.

Liquidity and Capital Resources

It is Managements opinion that the current financial position of the company is in dire straits and the Company will need to obtain additional funding to continue operations.  The Company expects that it will be able to continue operating through January 2011.  If the Company does not obtain financing at this time, it will be required to cease operations.

As of July 31, 2010, we had a working capital deficit of approximately $37,109,113, and a cash overdraft of $6,103. We do not have the funds necessary to maintain our operations for the coming fiscal year, and will need to raise additional funding.

The liquidity impact of our outstanding debt is as follows:
Our unsecured demand note with Michael Sweeney (the "Sweeney Note"), in the principal amount of $150,000, matured on August 1, 2006 and remains outstanding. In addition to the outstanding principal, we also owe accrued interest in the amount of $45,625. We are in default pursuant to the terms of the Sweeney Note and we have not received a notice of default from Mr. Sweeney, nor has Mr. Sweeney indicated to the Company that he intends to place the Company in default under the note.

Our unsecured demand note with Micro Health Systems (the "MHS Note"), dated December 21, 2005 in the principal amount of $200,000, with interest at 8% per annum, has two maturity dates: at the 180th day and the 365th day following issuance. A payment of $100,000.00 is due at each maturity date. We did not make the first or second payment. There is an acceleration provision in the MHS Note stipulating that the entire $200,000.00 was due upon non-payment of the first $100,000. The interest rate then goes to the highest rate allowed by Florida law. We received a notice of default from MHS on November 28, 2006 and a complaint was filed on September 2, 2010 in which MHS demands for judgment for damages. The MHS Note is secured by a pledge of 1.5 million shares of the Company's treasury stock.

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
$500,000 in July 2006 and $500,000 in August 2006.

The secured convertible notes issued pursuant to our October 2005 through June 2008 Securities Purchase Agreements bear interest originally at 8% but increasing to 13% effective September 8, 2009, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.12 or (ii) generally a 75% discount to the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. As of July 28, 2010, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $ .0001 and, therefore, the conversion price for the secured convertible notes was $ .000025. Based on this conversion price, the $4,798,835 outstanding principal amount of the secured convertible notes, excluding interest, were convertible into approximately 191,953,400,000 shares of our common stock. The stock purchase warrants have an exercise price of $0.0001 and $0.50 per share. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive cash proceeds in the amount of $3,055,000 if the lender exercises the warrants. If the lender converts, the Company will issue the appropriate number of shares and will not be required to use the cash to liquidate the debt.

The registration statement we filed to register the shares underlying the convertible notes and warrants was declared effective by the Securities & Exchange Commission on August 4, 2006 (File No. 333-130295).
To obtain additional funding for our ongoing operations, we entered into a loan agreement with JMJ Financial a loan in the principal sum of $ 575,000 and $ 1,000,000, of which $ 75,000 and $150,000 is a loan acquisition cost. The note provides for a one time 12% interest charge on the principal sum. The convertible note is convertible into our common stock, at the selling stockholders' option, at 70% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. As of July 31, 2010 the principal balance of the loan is $ 1,551,219.

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

The JMJ Notes bear interest at 12%, mature three years from the date of issuance, and are convertible into our common stock, at JMJ’s option, at a conversion price, equal to 70% of the lowest trade for our common stock during the 20 trading days prior to the conversion.  Prior to the conversion of the JMJ Notes, JMJ must make a payment to Wellstar reducing the amount owed to Wellstar under the Wellstar Notes.  As of October 8, 2010, the lowest trade for our common stock during the 20 trading days as reported on the Over-The-Counter Bulletin Board was $.0001 and, therefore, the conversion price for the JMJ Notes was $.00007. Based on this conversion price, the JMJ Notes in the aggregate amount of $1,551,219, excluding interest, are convertible into 22.16 billion shares of our common stock.

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

Sources and Uses of Cash

	Year Ended July 31,
(In thousands)	2010	2009
Cash flow data:
Net cash (used in) investing activities	(416)	(0)
Net cash provided (used) by financing activities	1269	659
Net increase (decrease) in cash and cash equivalents	(30)	4
Cash and cash equivalents, beginning of period	30	26
Cash and cash equivalents, end of period	0	30

Operating Activities

Net cash used in operating activities for the year ended July 31, 2010 was $893,003, an increase of $238,419 from the same period in 2009 reflecting the decrease in operating expenses.

Investing Activities
Cash used in investing activities for the year ended July 31, 2010 was $405,697, up $405,353 from the same period in 2009 represented principally by an increase in the development costs of new equipment.

Financing Activities

Net cash provided by financing activities for the year ended July 31, 2010 was $1,269,136 as compared with $658,932 for the same period last year.  The increase is attributed to an increase in the proceeds from the issuance of convertible notes.

As of July 31, 2010 the Company had cash and cash equivalents in the amount of none as compared with $29,564 at July 31, 2009.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WELLSTAR INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2010 AND 2009

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2010 AND 2009

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-i

CONSOLIDATED BALANCE SHEETS	F-1 - F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5, F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-31

To The Board of Directors
Wellstar International, Inc.
Holland, Ohio 43528

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Wellstar International, Inc. and Subsidiary as of July 31, 2010 and 2009  and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended July 31, 2010 and 2009.  The financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Wellstar International, Inc. and Subsidiary as of July 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended July 31, 2010 and 2009 in conformity with accounting principles generally States of America accepted in the United.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the consolidated financial state-ments, the Company had a net loss of $3,108,468, negative cash flow from operations of  $893,003,  negative working capital of $37,109,113, and a stockholders’ deficiency of $55,032,654 at July 31, 2010.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 9.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Simontacchi, Miller & DeAngelis, PA
Rockaway, New Jersey
November 12, 2010

F- i

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JULY 31, 2010 AND 2009

ASSETS

	2010	2009
Current Assets:
Cash	$—	$29,564
Prepaid Expenses	19,837	5,186
Total Current Assets	19,837	34,750

Fixed Assets:
Imaging Equipment	829,169	802,169
Office Equipment and Fixtures	157,213	154,884
Subtotal	986,382	957,053

Less: Accumulated Depreciation	748,925	552,985
Net Fixed Assets	237,457	404,068

Development of New Medical Camera, in Progress	380,893	—

Intangible Assets:
Manufacturing and Distribution Agreement	700,000	700,000
Subtotal	700,000	700,000

Less: Accumulated Amortization	586,849	459,577
Net Intangible Assets	113,151	240,423

Other Assets:
Loan Acquisition Cost (net of amortization of $358,999 @ 7/31/10 and $261,880 @ 7/31/09)	206,526	110,645
Software and Manuals (net of amortization of $55,372 @ 7/31/09 and $37,892 @ 7/31/09)	28	17,508
Security Deposit	—	4,525
Total Other Assets	206,554	132,678

Total Assets	$957,892	$811,919

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JULY 31, 2010 AND 2009

LIABILITIES LESS SHAREHOLDERS’ DEFICIT

	2010	2009
Current Liabilities:
Cash Book Overdraft	$6,103	$—
Due to Employees	7,136	—
Accounts Payable	866,615	616,537
Accrued Expenses	3,749,839	2,879,727
Note & Loan Payable - Other	63,382	63,382
Notes Payable	350,000	750,000
Derivative Instrument Liability - Loan	—	422,243
Derivative Instrument Liability - Convertible Notes	28,093,659	23,072,247
Convertible Debt	3,992,216	2,861,918
Total Current Liabilities	37,128,950	30,666,054

Long Term Liabilities:
Convertible Debt	2,959,105	2,697,938
Derivative Instrument Liability - Convertible Notes	15,902,472	20,564,516
Derivative Instrument Liability - Warrants	19	15,373
Total Long-Term Liabilities	18,861,596	23,277,827

Total Liabilities	55,990,546	53,943,881

Stockholders’ Deficit:
Preferred Stock
Series A, Authorized 100,000 Shares, par value .001 per share Issued and Outstanding Shares, 60,000	$60	$60
Paid in Surplus	59,940	59,940

Series B, Authorized 1,000,000 Shares, par value .001 per share Issued and Outstanding Shares, 200,000 Shares,	200	—
Paid in Surplus	199,800	—

Common Stock
Authorized 5,000,000,000 Shares, par value .001 per share Issued Shares, 3,565,369,384 - Outstanding Shares, 3,565,354,384 (7/31/10) and 39,481,147 (7/31/09)	3,565,354	39,481
Paid in Surplus	396,351	2,914,448
Retained Earnings (Deficit)	(59,254,359)	(56,145,891)
Total Shareholders’ Deficit	(55,032,654)	(53,131,962)

Total Liabilities Less Stockholder’s Deficit	$957,892	$811,919

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

	2010		2009
Income:
Revenue from License Agreement	$	- 0 -	$	- 0 -
Revenue from Medical Imaging		- 0 -		- 0 -
Total Revenue		- 0 -		- 0 -

Cost of Sales		- 0 -		- 0 -
Gross Profit (Loss)		- 0 -		- 0 -

Operating Expenses:
Selling, General and Administrative		1,356,885		1,774,569
Depreciation and Amortization		437,811		389,104
Total Operating Expenses		1,794,696		2,163,673

Loss from Operations		(1,794,696)		(2,163,673)

Other Expense (Income):
Interest Income		(367)		(182)
Interest Expense		956,768		778,470
Loss on Disposal of Furniture		—		15,931
Derivative Instrument (Income) Expense, Net		(78,229)
Delinquent Stock Registration				38,420,029
Penalty - Convertible Debentures		435,600		454,600
Total Other Expenses (Income)		1,313,772		39,668,848

Loss before Provision for Taxes		(3,108,468)		(41,832,521)
Provision for Taxes		—		—
Net Loss		$(3,108,468)		(41,832,521)

Net Loss Per Share, Basic and Diluted		$(.0)		$(.33)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted		667,762,275		$127,814,436

Note:
Effective January 15, 2010, the Company had a reverse Split of their Common Shares of 100%.  The above average number of Common Shares Outstanding reflects the split.  The shares shown for the year ended July 31, 2009 have been restated to reflect the split, and the net loss per share has also been restated.

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

	Preferred Stock			Common Stock
	Shares	Amount	Additional Paid in Capital	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, August 1, 2008	—	$—	$—	4,600,402	$4,600	$1,553,701	$(14,313,370)	$(12,755,069)

Preferred Stock Issued - For Wages	60,000	60	59,940					60,000

Stock Issued to Consultants and Others for Services and Expenses				2,300,654	2,301	549,071		551,372

Conversion of Debentures				30,709,216	30,709	469,997		500,706

Stock Issued for Cash				2,032,000	2,032	341,518		343,550

Company Stock Donated				(161,125)	(161)	161		—

Net (Loss) for the Period							(41,832,521)	(41,832,521)

Balance, July 31, 2009	60,000	$60	$59,940	39,481,147	$39,481	$2.914,448	$(56,145,891)	$(53,131,962)

Balance, August 1, 2009	60,000	$60	$59,940	39,481,147	$39,481	$2,914,448	$(56,145,891)	$(53,131,962)

Series B, Preferred	100,000	100	99,900					100,000

Series B, Preferred Additional Shares	100,000	100	99,900					100,000

Conversion of Debentures				3,525,873,237	3,525,873	(2,518,097)		1,007,776

Net Income for the Period							(3,108,468)	(3,108,468)

Balance, July 31, 2010	260,000	$260	$259,740	3,565,354,384	$3,565,354	$396,351	$(59,254,359)	$(55,032,654)

The Common Stock Shares and Related Dollar amounts at July 31, 2009 have been adjusted to reflect a 100 to 1 reverse Common Stock Split on January 15, 2010.

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

	2010		2009
Cash Flows from Operating Activities:
Net Loss		$(3,108,468)		$(41,832,521)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and Amortization		437,811		389,104
Delinquent Registration Penalty Convertible Debentures		435,600		454,600
Services Paid in Stock		—		551,372
Issuance of Preferred Stock in lieu of Salary		200,000		60,000
Derivative Instrument Expense, Net		(78,229)		38,420,029
Loss on Disposal of Property		—		15,931

Changes in Operating Assets and Liabilities:
(Increase) Prepaid Expenses		(14,651)		(5,146)
Decrease Rent Refund Receivable		—		1,580
Increase (Decrease) Accounts Payable		256,181		(82,758)
Increase Accrued Expenses		978,753		1,373,225
Net Cash Used in Operating Activities		(893,003)		(654,584)

Cash Flows from Investing Activities:
Purchase of Equipment		(29,329)		(344)
Development of New Medical Camera		(380,893)		—
Security Deposit - Reduction		4,525		—
Net Cash Used in Investing Activities		(405,697)		(344)

Cash Flows From Financing Activities:
Sale of Stock for Cash		—		343,550
Payments of Financing Costs		(43,000)		—
Proceeds from Issuance of Convertible Notes		1,305,000		265,000
Other Loan		7,136		50,382
Net Cash Provided by Financing Activities		1,269,136		658,932

Net Increase (Decrease) in Cash		(29,564)		4,004

Cash at Beginning of Period		29,564		25,560
Cash at End of Period	$	- 0 -		$29,564

Cash Paid for Interest	$	- 0 -	$	- 0 -

Cash Paid for Taxes	$	- 0 -	$	- 0 -

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2010 AND 2009

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

1.	During the year ended July 31, 2010, convertible debentures in the amount of $1,007,776 were converted into 3,525,873,237 shares of Common Stock.

2.	During the year ended July 31, 2010, two officers were issued Series B Preferred Stock in lieu of salaries for a value of $200,000, no cash was expended.

3.	There was an assignment of Convertible Notes Payable of 400,000 from one Lender to new Lenders, which had no effect on cash.

4.
During the year ended July 31, 2009, convertible debentures in the amount of $500,706 were converted into 30,709,216 shares of Common Stock after reflecting a reverse split of 100-1 on January 15, 2010.

5.	2,300,653 shares of Common Stock after reflecting a reverse split of 100-1 in January 2010, was issued for services rendered in the year ended July 31, 2009. The amount was $551,372.

6.
During the year ended July 31, 2009, two officer/stockholders donated 161,125 shares after reflecting a reverse stock split of 100-1 in January 2010, of the Company stock they owned to the Company.  This transaction has no effect on cash.

7.	During the year ended July 31, 2009, two officers were issued Preferred Stock in lieu of salaries for a value of $60,000, no cash was expended.

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2010 AND 2009

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
AS OF JULY 31, 2010 AND 2009

NOTE 1          Summary of Significant Accounting Policies and Organization (cont’d)

f)	Loss Per Share

Basic and diluted net loss per common share for the years ended July 31, 2010 and 2009 are computed based upon the weighted average number of common shares outstanding.  The assumed conversion of Common Stock equivalents was not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive due to the net loss incurred.  Based on the conversion formula in the Agreements (see Note 2, 3 and 4) on the conversion of its convertible notes would have resulted in the issuance of additional common shares in the amount of 284,890,195,530 on July 31, 2010.

g)	Stock Based Compensation

Stock based compensation will be valued in accordance with the Fair Valued based method.  Compensation cost is measured at the grant date based on the value of the award and is recognized over the service period which is usually the vesting period.  Transactions with non-employees shall be accounted for based on the Fair Value of the consideration received or Fair Value of the equity installments issued, whichever is more reliably measurable.

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
AS OF JULY 31, 2010 AND 2009

NOTE 1          Summary of Significant Accounting Policies and Organization (cont’d)

i)	Income Taxes

The Company will provide for income taxes in accordance with U.S. GAAP, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns in different years.  Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company has had operating losses each year throughout it’s existence.  The Company has a Federal loss carry forward in the approximate amount of $12,151,147.  Expiring for it’s year end July 31, between 2020 and 2025.

j)	Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consists of a checking account with a financial institution in excess of insured limits.  There was no excess above insured limits at July 31, 2010 or 2009.  The Company does not anticipate non-performance by the financial institution.

k)	Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

l)	Equipment

Imaging and office equipment are recorded at cost and depreciated on the straight line method with an estimated life of five (5) years.  Imaging equipment is at the customers facility where the equipment is used or stored by the Company until placed in use.  The Company retains title to the imaging equipment while it is at the customers location.  Depreciation expense for the years ended July 31, 2010 and 2009 were $195,340 and $198,345, respectively.

The Company is in the process of having a new camera manufactured which will be owned by the Company with updated technology to be used in various medical facilities.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2010 AND 2009

NOTE 1          Summary of Significant Accounting Policies and Organization (cont’d)

m)           Intangible Assets

Loan acquisition costs are stated at cost and relate to the costs of acquiring the convertible notes (see Note 2) and to obtaining the $400,000 Note Payable (see Note 3).  Amortization is provided for under the straight line method over three (3) years, which is the term of the convertible notes and six months for the original term of the Note Payable. Total amortization for the years ended July 31, 2010 and 2009 were $97,118 and $45,020, respectively.

Software and manuals, Covenant Not To Compete and Manufacturing & Distribution Agreement acquired from Micro Health Systems, Inc. (See Note 3) with cost of $80,000, $20,000 and $700,000 respectively are being amortized over a 24 month period for the software and the Covenant and 5 ½ years for the manufacturing and distribution agreement. The total amortization expense for the years ended July 31, 2010 and 2009 were $144,753 and $145,739, respectively.

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

Management, in reviewing the value, is of the opinion that its carrying values of its imaging equipment are not higher than fair value to sell.  It also is of the opinion that it’s exclusive Mikron Manufacture and Distribution Agreement which is at a carrying value approximately 16% of its cost less than five years ago, is a low value.  Current tests of its imaging equipment were recently completed by a major medical facility and management is of the opinion the tests will yield positive results to effect future revenue and cash flow.

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
AS OF JULY 31, 2010 AND 2009

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

The Agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the Agreement.  These penalties are usually expressed as a fixed percentage, per month, of the original amount we received on issuance of the debt or preferred stock, common shares, options or warrants.  We account for these penalties as a liability and not as a derivative instrument.  Accordingly, we recognize the penalties when it becomes probable that they will be incurred.  Any penalties are expenses over the period to which they relate.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2010 AND 2009

NOTE 2          Convertible Notes (cont’d)

The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the notes to be converted, plus related accrued interest, by the conversion price.  The conversion price in effect on any conversion date will be at the selling stockholder’s option, at the lower of (i) $0.12 or (ii) as amended 75% discount to the average of the three lowest intraday trading prices for the Common Stock on a principal market for the twenty trading days preceding, but not including, the conversion date for all notes.  The total shares available for conversion at July 31, 2010 were 223,839,520,000.           .

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JULY 31, 2010 AND 2009

NOTE 2          Convertible Notes (cont’d)

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
AS OF JULY 31, 2010 AND 2009

NOTE 2          Convertible Notes (cont’d)

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JULY 31, 2010 AND 2009

NOTE 2          Convertible Notes (cont’d)

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

The funds were advanced on June 12, 2008 in the amount of $115,000, less a $20,000 charge as loan acquisition cost, amortized over the loan period of 36 months.  The notes are convertible, at the holders option, into shares of common stock, in whole or in part, at any time after the original issue date.  No interest shall be due or payable for any month in which the Company’s stock trading price is greater than $.0775 for each trading day of the month.  The notes are secured by all the assets and intellectual property of the Company.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JULY 31, 2010 AND 2009

NOTE 2          Convertible Notes (cont’d)

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

The funds were advanced on December 7, 2009 in the amount of $50,000.  The notes are convertible, at the holders option, into shares of common stock, in whole or in part, at any time after the original issue date.  No interest shall be due or payable for any month in which the Company’s stock trading price is greater than
$0.00438 for each trading day of the month.  The notes are secured by all the assets and intellectual property of the Company.

See Paragraph 2 of this note related to the terms of conversion.  The total shares at July 31, 2010, included in Paragraph 2 above, includes all additional convertible notes.

All notes include a Registration Rights Agreement.  The Company was required to register additional shares in relation to all the additional agreements listed above, this was not done.  There is a penalty of 2% per month of the note amount, a penalty of $1,585,774 was accrued through July 31, 2010.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JULY 31, 2010 AND 2009

NOTE 2          Convertible Notes (cont’d)

In connection with the aforementioned issuance of the $1,000,000 of convertible notes, on October 31, 2005, the Company granted a first priority security interest in all the assets of the Company.  The issuance of convertible notes resulted in conversion features being accounted for as embedded derivative liabilities in accordance with U.S. GAAP (see Note 5).  The note holder’s have converted notes of $1,098,604 into 875,520,961 shares of Common Stock as of July 31, 2010 after reflecting a 100-1 reverse stock split.  The balance of the notes are $4,798,834 at July 31, 2010.  Interest due of $797,154 is included in Accrued Expenses.

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

The outstanding balance of principal and interest is due and payable on demand on or after August 1, 2006.  All payments shall apply first to interest accrued and then principal.  The Company may prepay all or part without a pre-payment penalty.  The loan was not paid on August 1, 2006 and was extended under the same terms by mutual agreement.  Interest due of $45,625 is included in Accrued Expenses.

Default shall occur upon (1) failure to make payment on the note or transfer of stock when due, (2) Company institutes bankruptcy or solvency proceedings or make an assignment for the benefit of creditors.

Note Payable - July 31, 2010	$150,000

b)
The Company has entered into a loan agreement with an unrelated individual.  The note is dated October 11, 2005.  The note provides for a total loan of $400,000, the Company received $190,000 by October 31, 2005.  The balance of $210,000 was subsequently received on November 29, 2005.  The note bears interest at a fixed rate of 8%, plus the prevailing variable margin rate charged to the lender.  As of July 31, 2010, the margin rate was 7.625%.  The lender was paid a loan acquisition cost on December 5, 2005, in Common Stock of 1 million shares.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JULY 31, 2010 AND 2009

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

As security for the loan, the Company has pledged all of its tangible and intangible assets.  Commencing on January 1, 2006, the Company shall establish an escrow account and shall deposit 25% of all proceeds generated by the thermal imaging cameras purchased with $210,000 of proceeds from the loan.  The funds shall remain in escrow for use in paying all sums due to the lender.  To July 31, 2010, no funds have been put into escrow.

In addition, the lender has the option to convert the loan into fully registered, unsecured Common Stock of the Company at a conversion price on the day of conversion, minus 40%.  The total shares at July 31, 2010 were - 0 -.  The lender shall have the right to convert on the prepayment date or the due date, whichever occurs first.  The issuance of the notes and warrants resulted in conversion features being accounted for as embedded derivative liabilities in accordance with U.S. GAAP (see Note 5).

Balance due at July 31, 2010	$ - 0 -

On August 20, 2009, the Lender assigned $70,000 of its Notes Receivable to two individuals for $30,000 and $40,000 and assigned $80,000 in December 2009 to a company and an individual and $60,000 in March 2010 to a different company and individual.  In May and July 2010, he assigned $80,000 to an individual and a company.  The balance of the Notes of $110,000 and accrued interest of $245,344 was assigned to another company.  The Company accepted the assignment of the Notes and drew an agreement with the New Lenders, (see Note 3-E and Note 4).

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
AS OF JULY 31, 2010 AND 2009

NOTE 3          Notes Payable (cont’d)

The 2,000,000 shares of Restricted Common Stock were issued on December 21, 2005 and priced at the market price of $ .10 per share for a total value of $200,000.  The cost was allocated as follows:

Mikron Manufacturing Distribution Agreement
Customer List and Intangible Assets	$700,000
Tangible Assets 80,000
Covenant Not-To-Compete 20,000
Total	$800,000

In addition, 1,500,000 shares of Restricted Common Stock are being held in escrow as security for the note payable of $200,000.  These shares have been shown as issued but not outstanding.  The Company is in default on $200,000 of the Note Payable and interest of $4,000 which was due June 19, 2006 on the first $100,000 of notes due.  Due to the default, the interest charged from June 19, 2006 is 18% on the $200,000 Note Payable.  Interest expense of $150,245 is included in Accrued Expenses at July 31, 2010.

On November 28, 2006, the Company received a letter due to the default, giving it ten (10) days to pay the note and accrued interest or the 1,500,000 shares held in escrow will be issued to the shareholder of Micro Health Systems, Inc.  As of July 31, 2010 and through November 9, 2010,  nothing has transpired.

Balance due at July 31, 2010	$200,000

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

e)
See Note 3(b), this Lender assigned $290,000 of his Notes Receivable to two individuals and two Companies and entered into agreements with them.  The Notes are convertible into the Company’s Common Stock and are being accounted for as Embedded Derivative Liabilities in accordance with U.S. GAAP (See Note 5).  The Lenders have converted $230,440 of these Notes into 634,162,474 shares of Common Stock after reflecting a reverse split of 100 - 1 in January 2010.  The Notes have an interest rate of 0.0% and mature August 20, 2011.  Total shares available for conversion at July 31, 2010 are 1,798,087,912.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JULY 31, 2010 AND 2009

NOTE 3          Notes Payable (cont’d)

On July 13, 2010, the Lender assigned the balance of the Notes due him of $110,000 and accrued interest of $245,344 to Aguna Networks, Inc.  The total due of $355,344 plus $40,000 loan acquisition cost, equaling $395,345 is a convertible debenture into the Company’s Common Stock.  The Conversion price shall be 35% of the lowest trading price in 20 days previous to conversion.  In order to determine the number of shares issuable, the conversion amount shall be divided by the conversion price.  The issuance of notes resulted in conversion features being accounted for as Embedded Derivative Liabilities in accordance with U.S. GAAP
             (See Note 5).  Total shares available for conversion at July 31, 2010 are 11,348,711,428.

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

Balance Due at July 31, 2010                                                                $   - 0 -

b)
The Company has entered into an agreement with JMJ Financial, the Lender, and the Company as the Borrower.  They will loan to the Company the principal sum of $575,000 of which $75,000 has been recorded as a loan acquisition cost and is being amortized over 36 months.  The loan has a 12% one time interest charge on the principal sum of $69,000 which is included in the balance due.  No interest or principal payments are required until the maturity date three (3) years from the effective date (May 22, 2009).  Both principal and interest may be included in conversion prior to maturity date.  The conversion formula, the number of shares issued through conversion, is the conversion amount, divided by the conversion price which is 70% which was amended to 35% on March 9, 2010 of the lowest trading price in the 20 trading days previous to the conversion, as applied to the Company’s voting Common Stock.  Prepayment of the loan is not permitted, unless approved by Holder.

The Company entered into an additional agreement to borrow up to $1,150,000 from JMJ Financial of which $150,000 has been recorded as a loan acquisition cost and is being amortized over 36 months.  The interest rate will be 12% one time interest charge on the principal sum of $138,000 which is included in the balance due.  No interest or principal payments are required until the maturity date, but both principal and interest may be included in the conversion prior to maturity.  Maturity is three (3) years from the effective date (August 19, 2009).  The loan is convertible into voting common stock of the Company.  The conversion formula, the number of shares issued through conversion is the conversion amount, divided by the conversion price which is 70% amended to 35% on March 9, 2010 of the lowest trading price in the 20 trading days previous to the conversion.  Prepayment of the loan is not permitted, unless approved by holder.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JULY 31, 2010 AND 2009

NOTE 4          Convertible Notes - Other (cont’d)

a)
The Company has an additional commitment to borrow up to $1,725,000 from JMJ Financial of which $225,000 will be recorded as a loan acquisition cost and will be amortized over 36 months.  The interest rate will be 12% one time interest charge on the principal sum of $207,000 interest.  No interest or principal payments are required until the maturity date, but both principal and interest may be included in the conversion prior to maturity.  Maturity is three (3) years from the effective date.  The loan is convertible into voting common stock of the Company.  The conversion formula, the number of shares issued through conversion is the conversion amount, divided by the conversion price which is 70% amended to 35% on March 9, 2010 of the lowest trading price in the 20 trading days previous to the conversion.  Prepayment of the loan is not permitted unless approved by holder.

Balance Due at July 31, 2010                                                                $1,551,219

b)	On July 26, 2010, JMJ assigned $25,000 of its $1,150,000 convertible notes receivable to Redwood Management, LLC. The assignment was accepted by the Company.

c)
On July 28, 2010, JMJ assigned $75,000 of its $1,150,000 convertible notes receivable to Black Mountain Equities, Inc.  The terms of conversion are the same as JMJ Financial.  There is no interest on this note.  The assignment was accepted by the Company.

Black Mountain Equities, Inc. has not converted any of its notes to stock as of July 31, 2010.  The conversion features are being accounted for as Embedded Derivative Liabilities in accordance with U.S. GAAP (see Note 5).  Total shares available for conversion are 2,142,857,143 at July 31, 2010.

In December 2009, JMJ Financial was assigned a note of $40,000 from another lender (see Note 3 (b).  The Lender converted $40,000 into Common Stock, there is a balance due as of July 31, 2010 is $ - 0 -.

The issuance of convertible notes resulted in conversion features being accounted for as Embedded Derivative Liabilities in accordance with U.S. GAAP (See Note 5).
Total shares available for conversion on all Notes A & B above, are 44,320,542,857 at July 31, 2010.

The Company entered into an agreement to borrow $50,000 from Asher Enterprises, Inc.  The loan is dated May 5, 2010, and has an interest rate of 8%.  The Company promises to pay the accrued and unpaid interest and the balance of principal due on the maturity date of February 5, 2011.  Any amount not paid when due shall bear an interest rate of 22%, the default rate.

The holder may convert principal and interest into shares of the Company’s Common Stock at any time to the maturity date.  The conversion price means the average of the lowest three (3) trading prices for the Common Stock in the ten (10) trading day period ending one trading day prior to the conversion date X 60%.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JULY 31, 2010 AND 2009

NOTE 4          Convertible Notes - Other (cont’d)

Events of default are (1) failure to pay principal or interest at maturity, and (2) failure to issue stock upon conversion.

The Company has instructed the stock transfer agent to reserve a sufficient number of shares of Common Stock for the conversion, initially 441,176,471 shares.

There were no conversions through July 31, 2010.  The conversion features are accounted for as Embedded Derivative Liabilities (See Note 5).

Total shares available for conversion are 833,333,333 at July 31, 2010.

Balance due at July 31, 2010	$50,000

On July 26, 2010, JMJ Financial assigned $25,000 of its convertible note receivable to Redwood Management, LLC (See Note 4(d)).  The terms are the same as the assigner.  Redwood has converted $5,500 of the notes for 157,142,857 shares of the Company’s Common Stock.  The conversion features are being accounted for as Embedded Derivative Liabilities in accordance with U.S. GAAP (See Note 5) total shares available for conversion are 557,140,857 at July 31, 2010.

Balance due at July 31, 2010	$19,500

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

Because of the limited historical trading period of our Common Stock, the expected volatility of our Common Stock over the remaining life of the options and warrants has been estimated at 123%, based on a review of the historical volatility and of entities considered by management as comparable.  The risk-free rates of return used ranged from 0.03% to 0.15%, based on constant maturity rates published by the U.S. Treasury Department, applicable to the remaining life of the options or warrants.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JULY 31, 2010

NOTE 5         Derivative Financial Instrument Liabilities (cont’d)

At July 31, 2010, the following derivative liabilities related to Common Stock options and warrants and embedded derivative instruments were outstanding (see Notes 2, 3 and 4):
Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price Per Share	Value - Issue Date	Value - July 31, 2010
10/31/05 01/20/06 07/25/06 08/04/06 11/30/06 03/26/07 05/30/07 10/12/07 11/15/07 12/14/07 04/22/08	10/31/10 01/20/11 07/25/11 08/04/11 11/30/13 03/26/14 05/30/14 10/12/14 11/15/14 12/14/14 04/22/15	16,667 16,667 8,333 8,333 40,000 10,000 100,000 150,000 100,000 100,000 200,000	AJW Partners AJW Partners AJW Partners AJW Partners AJW Partners AJW Partners AJW Partners AJW Partners AJW Partners AJW Partners AJW Partners	$ .50 $ .50 $ .50 $ .50 $ .08 $ .03 $ .02 $ .0001 $.0001 $.0001 $.0001	$ 169,629 81,321 146,197 102,816 158,741 25,433 163,409 179,353 39,649 24,000 17,540	$ 0 0 0 0 0 0 0 8 6 5 0
Fair value of derivative instrument liabilities for warrants	$1,108,088 $ 19
The number of shares have been adjusted to reflect the 100 - 1 reverse split.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JULY 31, 2010
NOTE 5          Derivative Financial Instrument Liabilities (cont’d)
Issue Date	Due Date	Note Amount	Instrument	Exercise Price Per Share	Value - Issue Date	Value - July 31, 2010
10/31/05 01/20/06 07/25/06 08/04/06 11/30/06 03/26/07 05/30/07 10/12/07 11/15/07 12/14/07 12/31/07 04/22/08 06/12/08 08/29/08	10/31/08 01/20/09 07/25/09 08/04/09 11/30/09 03/26/10 05/30/10 10/12/10 11/15/10 12/14/07 12/31/10 04/22/11 06/12/11 08/29/11	$1,000,000 1,000,000 500,000 500,000 400,000 165,000 435,000 175,000 325,000 315,000 427,760 190,000 135,000 235,114

Convertible Notes
Convertible Notes
Convertible
Notes
Convertible
Notes
Convertible
Notes
Convertible
Notes
Convertible
Notes
Convertible
Notes
Convertible
Notes
Convertible
Notes
Convertible
Notes
Convertible
Notes
Convertible
Notes
Convertible
Notes
				Various Various Various Various Various Various Various Various Various Various Various Various Various Various	$2,681,204 1,363,058 791,994 616,127 523,047 274,500 825,801 711,289 465,052 631,254 894,835 569,394 555,374 875,919	$ 0 6,490,049 3,600,000 1,652,400 2,448,000 237,600 2,786,400 1,225,063 2,275,286 2,205,832 2,995,898 800,829 950,513 1,662,387
Fair value of bifurcated embedded derivative instrument liabilities carry forward	$12,149,037 $29,330,257

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JULY 31, 2010

NOTE 5          Derivative Financial Instrument Liabilities (cont’d)
	Issue Date	Due Date	Note Amount	Instrument	Exercise Price Per Share	Value - Issue Date	Value - July 31, 2010
Carry Forward	05/15/09 06/30/09 05/27/09 08/20/09 12/07/09 08/19/09 05/05/10 05/19/10 07/13/10 07/26/10 07/27/10 07/28/10 07/25/10	05/15/12 06/30/12 05/27/12 08/20/11 12/07/12 08/19/12 02/05/11 05/19/12 07/13/12 08/19/12 07/27/12 07/28/12 07/25/13	$ 79,500 551,565 575,000 70,000 50,000 1,188,000 50,000 40,000 395,344 25,000 40,000 75,000 20,000

Convertible Notes
Convertible
Notes
Convertible
Notes
Convertible
Notes
Convertible
Notes
Convertible
Notes
Convertible
Notes
Convertible
Notes
Convertible
Notes
Convertible
Notes
Convertible
Notes Convertible
Notes
Convertible
Notes
					Various Various Various Various Various Various Various Various Various Various Various Various Various	$12,149,037 79,500 551,565 575,000 70,000 177,486 1,188,000 165,721 40,000 395,344 25,000 40,000 75,000 20,000	$29,330,257 571,387 3,976,655 1,702,975 75,760 364,127 5,150,321 119,731 151,256 1,906,497 96,755 79,042 372,133 99,235
Fair value of bifurcated embedded derivative instrument liabilities	$15,551,653$43,996,131
Total derivative financial instruments	$16,659,741$43,996,150

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF JULY 31, 2010 AND 2009
NOTE 6         Accrued Expenses

The following are the components of Accrued Expenses:
	July 31, 2010	July 31, 2009
Penalties - Registrations Interest on Debt Payroll and Payroll Taxes Professional Fees Accrued Trade Payables	$1,585,774 993,977 1,158,835 11,000 253	$1,150,174 495,313 1,222,486 10,000 1,754
	$3,749,839	$2,879,727

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
AS OF JULY 31, 2010 AND 2009
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
AS OF JULY 31, 2010 AND 2009

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

NOTE 8            Derivative Instruments Income, Net

Derivative instruments income of $78,229 represents the net unrealized (non-cash) change during the year ended July 31, 2010, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

NOTE 9          Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of  $3,108,468 and a negative cash flow from operations of $893,003 for the year ended July 31, 2010, negative working capital of $37,109,113, and a stockholders’ deficiency of $55,032,654 at July 31, 2010.

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
AS OF JULY 31, 2010 AND 2009

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

NOTE 11       Compensated Absences

There has been no liability accrued for compensated absences as the Company does not meet the conditions of SFAS43, Paragraph 6, for accrual.  The Company only has four employees and three are officers.  There are no retirement plans and no plans related to future absences.

NOTE 12       Recently Issued Accounting Pronouncements

In May 2008, the FASB released FSP APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements.

FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company has adopted FSP APB 14-1 for the fiscal year beginning August 1, 2009 and is not expected to be significant to our financial statements.

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification (ASC or Codification) and the Hierarchy of Generally Accepted Accounting Principles (GAAP) which established the Codification as the sole source for authoritative U.S. GAAP and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  The adoption of the Codification did not have an impact on the Company’s results of operations, cash flows or financial position.  Since the adoption of the Accounting Standards Codification (ASC) the Company’s notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2010 AND 2009

NOTE 12       Recently Issued Accounting Pronouncements (cont’d)

During the fiscal first quarter of 2010, in accordance with U.S. GAAP, the Company adopted the standards on subsequent events.  This pronouncement establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  See Note 14 for related disclosure.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets, which is effective January 1, 2010.  The amendment eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires enhanced disclosures to provide financial statement users with greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  The effect of adoption on the Company’s financial position and results of operations is not expected to be material.

Also in June 2009, the FASB amended the existing accounting and disclosure guidance for the consolidation of variable interest entities, which is effective January 1, 2010.  The amended guidance requires enhanced disclosures intended to provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The effect of adoption on the Company’s financial position and results of operations is not expected to be material.

In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted.  This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement.  The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used.  If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.  After adoption, this guidance will also require expanded qualitative and quantitative disclosures.  The Company is currently assessing any future impact of adoption on its financial position and results of operations.

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which is effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011.  Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and require certain Level 3 disclosures on a gross basis.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2010 AND 2009
NOTE 12       Recently Issued Accounting Pronouncements (cont’d)

Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements.  Since the amended guidance requires only additional disclosures and the Company currently does not have any assets requiring disclosure, the adoption will not affect the Company’s financial position or results of operations.

NOTE 13      Lease Agreement

On July 17, 2007, Trillenium Medical Imaging, Inc., a wholly owned subsidiary, entered into a lease agreement with an unrelated party for a facility in New York City.  The lease replaced a prior lease in the same facility.  The lease is for a period of one year with a monthly rent of $4,435.  The lease expired July 16, 2009 and was not renewed.  The Company incurred a rent expense of approximately $55,391 in the year ended July 31, 2009.

NOTE 14        Subsequent Events

(A)	AJW Partners, LLC and related entities converted a portion of their notes (see
Note 2) into 383,387,501 shares of Common Stock during the period August 1, 2010 through October 2010.  From August 1, 2010 through November 5, 2010, JMJ Financial converted a portion of their notes in 1,239,000,000 shares of Common Stock (see Note 4).  During the period August 1, 2010 through November 10, 2010, 3,806,058,342 shares of Common Stock were issued through conversion of Convertible Notes Payable.

(B)	On August 20, 2010, the authorized shares of Common Stock were increased to
15 billion shares.

(C)	Litigation

“On September 20, 2010, Micro Health Systems, Inc. (“Micro”), a dissolved Florida Corporation, filed a certified summons and complaint with the Circuit Court on the 17th Judicial Circuit in Broward County, Florida, naming the Company as the sole Defendant.  Micro alleges in the Complaint that on December 21, 2005, the Company executed and delivered a promissory note in the amount of $200,000 to Micro.  Further, Micro alleges that Wellstar has failed to make a payment on the Note and continues to owe the principal and interest.  The Company intends to vigorously defend against the allegations stated in the Complaint.”  (See Note 3c)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2010. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of July 31, 2009 the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - Other Information

 None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPROATE GOVERNANCE.

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
C John Antonio	2010	$240,000		0	0	0	0	0	$240,000
	2009	240,000		-0-	0	0	0	0	240,000
Ken McCoppen	2010	$201,600			0	0	0	0	201,600
	2009	240,000			0	0	0	0	$240,000

Options Grants in Last Fiscal Year

None.

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year End Option Values

None.

Employment Agreements

As previously disclosed on, August 5, 2005, we entered into separate employment agreements with John A. Antonio, our President and CEO; and Kenneth B. McCoppen, our Vice President and Corporate Secretary. These agreements provide for base annual salaries of $240,000 and 201,600, respectively. Further, each agreement has a base term of five (5) years.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table indicates beneficial ownership of our common stock as of November 11, 2010 by each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock; each of our executive officers and directors; and all of our executive officers and directors as a group.

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

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Wellstar International, Inc., 6911 Pilliod Road, Holland, Ohio 43528.

(3)	Based on 7,371,327,726 shares issued and outstanding as of November 10, 2010.

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

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit fees
The aggregate fees billed for professional services rendered by our independent auditors for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10K, and for other services normally provided in connection with statutory filings were $35,787 and $12,852 for the years ended July 31, 2010 and July 31, 2009, respectively.

Audit-Related Fees
No audit-related fees were incurred for the years ended July 31, 2010 and July 31, 2009.

Tax Fees
No tax fees were incurred for the years ended July 31, 2010 and July 31, 2009.

All Other Fees
We did not incur any fees for other professional services rendered by our independent auditors during the years ended July 31, 2010 and July 31, 2009.

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

WELLSTAR INTERNATIONAL, INC.

Dated: November 15, 2010	By:	/s/ John Antonio
John Antonio
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2010	By:	/s/ Howard Bielski
Howard Bielski
Chief Financial Officer
(Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ John Antonio	President and Chief Executive Officer, Director	November 15, 2010
John Antonio	(Principal Executive Officer)

/s/ Ken McCoppen	Senior Vice President, Director	November 15, 2010
Ken McCoppen

/s/ McKinley Boston	Director	November 15, 2010
McKinley Boston