Form 10-Q
period 2010-10-31
Wellstar International, Inc.
filed 2010-12-15
CIK 1346248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2010

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

The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of December 2, 2010 was 8,664,141,758.

PART I
FINANCIAL INFORMATION

WELLSTAR INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

SIMONTACCHI, MILLER & DeANGELIS, PA	170 E. MAIN STREET
CERTIFIED PUBLIC ACCOUNTANTS	ROCKAWAY, NEW JERSEY 07866

TEL: (973) 664-1140
FAX: (973) 664-1145

To The Board of Directors
Wellstar International, Inc.
Holland, Ohio 43528

Review Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheet of Wellstar International, Inc. as of October 31, 2010, and the related statements of operations and cash flows for the three months ended October 31, 2010 and 2009, and the changes in stockholders' deficit for the three months ended October 31, 2010. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Wellstar International, Inc. as of July 31, 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended (not represented herein); and in our report dated November 12, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of July 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Simontacchi, Miller & DeAngelis, PA
Simontacchi, Miller & DeAngelis, PA
Rockaway, NJ 07866
December 9, 2010

MEMBER, AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBER, NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

F-i

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

CONTENTS

PAGE
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-i

CONSOLIDATED BALANCE SHEETS	F-1 - F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5, F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-29

F-ii

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	October 31, 2010 (Unaudited)	July 31, 2010 (Audited)

Current Assets:
Cash	$150,681	$-
Prepaid Expenses	-	19.837
Total Current Assets	150,681	19,837

Fixed Assets:
Imaging Equipment	829,169	829,169
Office Equipment and Fixtures	157.213	157.213
Subtotal	986,382	986,382

Less: Accumulated Depreciation	799,656	748.925
Net Fixed Assets	186.726	237.457

Development of New Medical Camera, in Progress	380,893	380,893

Intangible Assets:
Manufacturing and Distribution Agreement	700,000	700,000
Subtotal	700,000	700,000

Less: Accumulated Amortization	618,880	586,849
Net Intangible Assets	81,120	113,151

Other Assets:
Loan Acquisition Cost (net of amortization of $405,285 @ 10/31/10 and $358,999 @ 7/31/09)	385,240	206,526
Software and Manuals (net of amortization of $55,400 @ 10/31/09 and $55,372 @ 7/31/10)	-	28
Security Deposit	-	-
Total Other Assets	385,240	206,554

Total Assets	$1,184,660	$957,892

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES LESS SHAREHOLDERS' DEFICIT

	October 31, 2010 (Unaudited)	July 31, 2010 (Audited)
Current Liabilities:
Cash Book Overdraft	$-	$6,103
Due to Employees	-	7,136
Accounts Payable	809.535	866.615
Accrued Expenses	3,851,198	3,749,839
Note & Loan Payable - Other	63,382	63,382
Notes Payable	350,000	350,000
Derivative Instrument Liability - Convertible Notes	29,618,756	28,093,659
Convertible Debt	4,205,029	3.992 216
Total Current Liabilities	38,897,900	37.128,950

Long Term Liabilities:
Convertible Debt	3,261.836	2.959,105
Derivative Instrument Liability - Convertible Notes	16,453,223	15,902.472
Derivative Instrument Liability - Warrants	17	19
Contingent Liability	270.000
Total Long-Term Liabilities	19,985.076	18,861,596

Total Liabilities	58,882,976	55,990,546

Stockholders' Deficit:
Preferred Stock
Series A, Authorized 100,000 Shares, par value .001 per share
Issued and Outstanding Shares. 60.000	60	60
Paid in Surplus	59.940	59.940

Series B, Authorized 1,000,000 Shares, par value .001 per share
Issued and Outstanding Shares, 200,000 Shares,	200	200
Paid in Surplus	199,800	199,800

Series C. Authorized 1,000,000 Shares, par value .001 per share
Issued and Outstanding Shares, 200,000 Shares	200
Paid in Surplus	199,800

Common Stock
Authorized 15,000,000,000 Shares, par value .001 per share
Issued Shares. 6,293,999,155 - Outstanding Shares, 6,293,984,155 (10/31/10) and 3.565,354,384 (7/31/10)	6,293,984	3,565,354
Paid in Surplus	(2,239,823)	396.351
Retained Earnings (Deficit)	(62,212,477)	(59,254,359)
Total Shareholders' Deficit	(57,698,316)	(55,032,654)

Total Liabilities Less Stockholder's Deficit	$1,184,660	$957,892

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months October 31,
	2010	2009

Income:
Revenue from Medical Imaging	$-	$-
Cost of Sales	-	-
Gross Profit	-	-

Operating Expenses:
Selling. General and dministrative	315,962	409,145
Depreciation and Amortization	129,076	104,646
Total Operating Expenses	445,038	513,791

Loss from Operations	(445,038)	(513,791)

Other Expense (Income):
Interest Income	(15)	(68)
Interest Expense	437,249	183,169
Derivative Instrument (Income) Expense, Net	2,075,846	(7,331,453)
Non-Registration Penalties	-	108,900
Total Other Expenses (Income)	2,513,080	(7,039,452)

Income (Loss) before Provision for Taxes	(2,958,118)	6,525,661
Provision for Taxes	-	-
Net Income (Loss)	$(2,958,118)	$6,525,661

Net Income (Loss) Per Share, Basic and Diluted	(.0)	$(.0)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	5,652,204,864	804,247,516

Note:
Effective January 15, 2010, the Company had a reverse Split of their Common Stock of 100 to 1. The above average number of Common Shares Outstanding reflects the split. The 3 months ended October 31, 2009 have been restated to reflect the split, and the net loss per share has also been restated.

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2010

	Preferred Stock			Common Stock
			Additional			Additional
	Shares	Amount	Paid in Capital	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, July 31, 2010	260,000	$260	$259,740	3,565,354,384	$3,565,354	$396,351	$(59,254,359)	$(55,032,654)

Series C, Preferred	200,000	200	199,800					200,000

Conversion of Debentures				2,728,629,771	2,728,630	(2,636,174)		92,456

Net Income for the Period							(2,958,118)	(2,958,118)

Balance, October 31 2010	460,000	$460	$459,540	6,293,984,155	6,293,984	$(2,239,823)	$(62,212,477)	$(57,698,316)

See Accountants' Report and Accompanying Notes to Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Month Ended October 31, 2010 2009
Cash Flows from Operating Activities:
Net Income (Loss)		$(2,958,118)		$6,525,661
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and Amortization		129,076		104,646
Interest Added to Not Payable		207,000
Derivative Instrument (Income) Expense, Net		2,075,846		(7,331,453)
Delinquent Registration Penalty				108,900
Changes in Operating Assets and Liabilities:
Increase (Decrease) In:
Prepaid Expenses		19,837		5,186
Accounts Payable		(63,183)		44,496
Accrued Expenses		301,359		280,993
Net Cash Used in Operating Activities		(288,183)		(261,571)

Cash Flows from Investing Activities:
Purchase of Equipment and Software		-		(27,000)
Security Deposit - Reduction		-		4,525
Net Cash Used in Investing Activities		-		(22,475)

Cash Flows From Financing Activities:
Loan Payable - Other		(7,136)
Proceeds from Issuance of Convertible Notes		176,000		260,000
Proceeds from Supply Agreement		270,000
Net Cash Provided by Financing Activities		438,864		260,000

Net Increase in Cash		150,681		(24,046)

Cash at Beginning of Period		-		29,564
Cash at End of Period		$150,681		$5,518

Cash Paid for Interest	$	- 0 -	$	- 0 -

Cash Paid for Taxes	$	- 0 -	$	- 0 -

See Accompanying Notes to Consolidated Financial Statements

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

1.	During the three months ended October 31, 2010, convertible debentures in the amount of $92,456 were converted into 2,728,629,771 shares of Common Stock.

2.	During the three months ended October 31, 2010, two officers were issued Series C Preferred Stock in lieu of salaries for a value of $200,000, no cash was expended.

3.	During the three months ended October 31, 2009, convertible debentures in the amount of $313,553 were converted into 9,399,081,801 shares of Common Stock.

4.	During the three months ended October 31, 2009, two officers were issued Series B Preferred Stock in lieu of salaries for a value of $100,000, no cash was expended.

5.	There was an assignment of Convertible Notes Payable of $70,000 from one Lender to new Lenders, which had no effect on cash.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF OCTOBER 31, 2010

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

c)             Interim Condensed Consolidated Financial Statements

The consolidated financial statements as of and for the three months ended October 31, 2010 and 2009 are unaudited.  In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  The consolidated results of operations for the three months ended October 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.  The consolidated balance sheet information as of July 31, 2010 was derived from the audited consolidated financial statements included in the Company’s annual report Form 10-K for the year ended July 31, 2010.  The interim consolidated financial statements should be read in conjunction with that report.

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
AS OF OCTOBER 31, 2010

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

g)            Income (Loss) Per Share

Basic and diluted net income (loss) per common share for the three months ended October 31, 2010 and 2009 are computed based upon the weighted average number of common shares outstanding.  The assumed conversion of Common Stock equivalents was not included in the computation of diluted Income (loss) per share because the assumed conversion and exercise would be anti-dilutive due to the net Income (loss) incurred.  Based on the conversion formula in the Agreements (see Note 2, 3 and 4) on the conversion of its convertible notes would have resulted in the issuance of additional common shares in the amount of 308,026,838,351 on October 31, 2010.

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

j)              Income Taxes

The Company will provide for income taxes in accordance with ASC 740 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns in different years.  Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company has had operating losses each year throughout it’s existence.  The Company has a Federal loss carry forward in the approximate amount of $12,151,147.  Expiring for it’s year end July 31, between 2020 and 2025.

The Company has a potential deferred tax asset due to the operating loss which has been calculated at 35% of the operating loss.  A 100% valuation allowance has been set up as management at this time does not anticipate its utilization.

Deferred Tax Asset		$4,252,000
Reserve		(4,252,000)
Balance	$	- 0 -

k)             Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consists of a checking account with a financial institution in excess of insured limits.  There was no excess above insured limits at October 31, 2010.  The Company does not anticipate non-performance by the financial institution.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF OCTOBER 31, 2010

(UNAUDITED)

NOTE 1                  Summary of Significant Accounting Policies and Organization (cont’d)

l)	Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities.

m)            Equipment

Imaging and office equipment are recorded at cost and depreciated on the straight line method with an estimated life of five (5) years.  Imaging equipment is at the customers facility where the equipment is used or stored by the Company until placed in use.  The Company retains title to the imaging equipment while it is at the customers location.  Depreciation expense for the three months ended October 31, 2010 and 2009 were $50,731 and $48,641, respectfully.

n)             Intangible Assets

Loan acquisition costs are stated at cost and relate to the costs of acquiring the convertible notes (see Note 2, 3 and 4).  Amortization is provided for under the straight line method over three (3) years, which is the term of the convertible notes. Total amortization for the three months ended October 31, 2010 and 2009 were $46,286 and $19,281, respectfully.

Software and manuals, Covenant Not To Compete and Manufacturing & Distribution Agreement acquired in the acquisition of Micro Health Systems, Inc. (See Note 3) with cost of $80,000, $20,000 and $700,000 respectively are being amortized over a 24 month period for the software and the Covenant and 5 ½ years for the manufacturing and distri-ution agreement. The total amortization expense for the three months ended October 31, 2010 and 2009 were $32,059 and $36,724, respectfully.

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
AS OF OCTOBER 31, 2010

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010

NOTE 2                  Convertible Notes (cont’d)

The number of shares of Common Stock issuable upon a conversion is to be determined by dividing the outstanding principal amount of the notes to be converted, plus related accrued interest, by the conversion price.  The conversion price in effect on any conversion date will be at the selling stockholder’s option, at the lower of (i) $0.12 or (ii) as amended 75% discount to the average of the three lowest intraday trading prices for the Common Stock on a principal market for the twenty trading days preceding, but not including, the conversion date for all notes.  The total shares available for conversion at October 31, 2010 were 231,794,600,000.

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
AS OF OCTOBER 31, 2010

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
AS OF OCTOBER 31, 2010

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
AS OF OCTOBER 31, 2010

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

See Paragraph 2 of this note related to the terms of conversion.  The total shares at October 31, 2010, included in Paragraph 2 above, includes all additional convertible notes.

All notes include a Registration Rights Agreement.  The Company was required to register additional shares in relation to all the additional agreements listed above, this was not done.  There is a penalty of 2% per month of the note amount, a penalty of $1,585,774 was accrued through July 31, 2010.  The Company has stopped accruing penalties as of July 31, 2010, as the intent of the penalties is to compensate the lender for the inability to sell shares because of a lack of registration.  The lender has been converting shares and conversion of any of the applicable notes could, at this point, be freely sold under Rule 144 without registration.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF OCTOBER 31, 2010

NOTE 2                 Convertible Notes (cont’d)

In connection with the aforementioned issuance of the $1,000,000 of convertible notes, on October 31, 2005, the Company granted a first priority security interest in all the assets of the Company.  The issuance of convertible notes resulted in conversion features being accounted for as embedded derivative liabilities in accordance with U.S. GAAP (see Note 5).  The note holder’s have converted notes of $1,116,880 into 1,484,722,162 shares of Common Stock as of October 31, 2010 after reflecting a 100-1 reverse stock split.  The balance of the notes are $4,780,556 at October 31, 2010.  Interest due of $1,014,307 is included in Accrued Expenses.

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

The outstanding balance of principal and interest is due and payable on demand on or after August 1, 2006.  All payments shall apply first to interest accrued and then principal.  The Company may prepay all or part without a pre-payment penalty.  The loan was not paid on August 1, 2006 and was extended under the same terms by mutual agreement.  Interest due of $47,925 is included in Accrued Expenses.

Default shall occur upon (1) failure to make payment on the note or transfer of stock when due, (2) Company institutes bankruptcy or solvency proceedings or make an assignment for the benefit of creditors.

Note Payable - October 31, 2010          $150,000

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
AS OF OCTOBER 31, 2010

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

Balance due at October 31, 2010           $ - 0 -

c)	On December 21, 2005, the Company completed the purchase of certain assets of Micro Health Systems, Inc. (“MHS”) under a definitive agreement.

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

In addition, 15,000 shares of Restricted Common Stock reflecting a 1 for 100 reverse split are being held in escrow as security for the note payable of $200,000.  These shares have been shown as issued but not outstanding.  The Company is in default on $200,000 of the Note Payable and interest of $4,000 which was due June 19, 2006 on the first $100,000 of notes due.  Due to the default, the interest charged from June 19, 2006 is 18% on the $200,000 Note Payable.  Interest expense of $169,320 is included in Accrued Expenses at October 31, 2010.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF OCTOBER 31, 2010

NOTE 3                  Notes Payable (cont’d)

On November 28, 2006, the Company received a letter due to the default, giving it ten (10) days to pay the note and accrued interest or the 15,000 shares held in escrow will be issued to the shareholder of Micro Health Systems, Inc.

“On September 20, 2010, Micro Health Systems, Inc. (“Micro”), a dissolved Florida Corporation, filed a certified summons and complaint with the Circuit Court on the 17th Judicial Circuit in Broward County, Florida, naming the Company as the sole Defendant.  Micro alleges in the Complaint that on December 21, 2005, the Company executed and delivered a promissory note in the amount of $200,000 to Micro.  Further, Micro alleges that Wellstar has failed to make a payment on the Note and Continues to owe the principal and interest.  The Company intends to vigorously defend against the allegations stated in the Complaint”.

Balance due at October 31, 2010                 $200,000

d)
The Company has borrowed $16,912 from an unrelated party.  The note is dated January 16, 2009, and was due on February 16, 2009 (maturity date).  The note has an interest rate of 12% per annum. Per the terms of the note, the Company is in default as it failed to pay the principal and interest due upon the maturity date.  In the event of default, the lender, by notice given to the borrower, may declare the unpaid principal and accrued interest owing to be paid.  The Company (borrower) has not received any demand for payment as of November 30, 2010.  The note is included as a current liability in Notes and Loans Payable - Other in the amount of $16,912.

e)
See Note 3(b), this Lender assigned $290,000 of his Notes Receivable to two individuals and two Companies and entered into agreements with them.  The Notes are convertible into the Company’s Common Stock and are being accounted for as Embedded Derivative Liabilities in accordance with U.S. GAAP (See Note 5).  The Lenders have converted $234,465 of these Notes into 749,162,474 shares of Common Stock after reflecting a reverse split of 100 - 1 in January 2010.  The Notes have an interest rate of 0.0% and mature August 20, 2011.  Total shares available for conversion at October 31, 2010 are 1,662,645,020.

On July 13, 2010, the Lender assigned the balance of the Notes due him of $110,000 and accrued interest of $245,344 to Aguna Networks, Inc.  The total due of $355,344 plus $40,000 loan acquisition cost, equaling $395,345 is a convertible debenture into the Company’s Common Stock.  The Conversion price shall be 35% of the lowest trading price in 20 days previous to conversion.  In order to determine the number of shares issuable, the conversion amount shall be divided by the conversion price.  The issuance of notes resulted in conversion features being accounted for as Embedded Derivative Liabilities in accordance with U.S. GAAP (See Note 5).  Total shares available for conversion at October 31, 2010 are 11,234,485,714.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF OCTOBER 31, 2010

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

c)
The Company has an additional commitment to borrow up to $1,725,000 from JMJ Financial of which $225,000 will be recorded as a loan acquisition cost and will be amortized over 36 months.  The interest rate will be 12% one time interest charge on the principal sum of $207,000 interest.  No interest or principal payments are required until the maturity date, but both principal and interest may be included in the conversion prior to maturity.  Maturity is three (3) years from the effective date of August 3, 2010.  The loan is convertible into voting common stock of the Company.  The conversion formula, the number of shares issued through conversion is the conversion amount, divided by the conversion price which is 70% amended to 35% on March 9, 2010 of the lowest trading price in the 20 trading days previous to the conversion.  Prepayment of the loan is not permitted unless approved by holder.

Balance Due at October 31, 2010                              $2,127,054

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF OCTOBER 31, 2010

NOTE 4                 Convertible Notes - Other (cont’d)

d)	On July 26, 2010, JMJ assigned $25,000 of its $1,150,000 convertible notes receivable to Redwood Management, LLC. The assignment was accepted by the Company.

e)
On July 28, 2010, JMJ assigned $75,000 of its $1,150,000 convertible notes receivable to Black Mountain Equities, Inc.  The terms of conversion are the same as JMJ Financial.  There is no interest on this note.  The assignment was accepted by the Company.

Black Mountain Equities, Inc. has converted $14,490 of its notes to stock as of October 31, 2010. The conversion features are being accounted for as Embedded Derivative Liabilities in accordance with U.S. GAAP (see Note 5). Total shares available for conversion are 1,728,857,142 at October 31, 2010.

f)	In December 2009, JMJ Financial was assigned a note of $40,000 from another lender (see Note 3 (b). The Lender converted $40,000 into Common Stock, there is no balance due.

The issuance of convertible notes resulted in conversion features being accounted for as Embedded Derivative Liabilities in accordance with U.S. GAAP (See Note 5).
Total shares available for conversion on all Notes A, B & C above, are 60,772,917,142          at October 31, 2010.

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

There were no conversions through October 31, 2010.  The conversion features are accounted for as Embedded Derivative Liabilities (See Note 5).

Total shares available for conversion are 833,333,333 at October 31, 2010.

Balance due at October 31, 2010      $50,000

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF OCTOBER 31, 2010

NOTE 4                  Convertible Notes - Other (cont’d)

On July 26, 2010, JMJ Financial assigned $25,000 of its convertible note receivable to Redwood Management, LLC (See Note 4(d)).  The terms are the same as the assigner.  Redwood has converted $25,000 of the notes for 714,285,713 shares of the Company’s Common Stock.  The conversion features are being accounted for as Embedded Derivative Liabilities in accordance with U.S. GAAP (See Note 5) total shares available for conversion are - 0 - at October 31, 2010.

Balance due at October 31, 2010   $  - 0 -

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF OCTOBER 31, 2010

NOTE 5         Derivative Financial Instrument Liabilities (cont’d)

At October 31, 2010, the following derivative liabilities related to Common Stock options and warrants and embedded derivative instruments were outstanding (see Notes 2, 3 and 4):

Issue Date	Expiry Date	No. of Warrants	Issued To	Exercise Price Per Share	Value - Issue Date	Value - October 31, 2010

10/31/2005	10/31/2010	16,667	AJW Partners	$0.50	$169,629	$0

1/20/2006	1/20/2011	16,667	AJW Partners	$0.50	81,321	0

7/25/2006	7/25/2011	8,333	AJW Partners	$0.50	146,197	0

8/4/2006	8/4/2011	8,333	AJW Partners	$0.50	102,816	0

11/30/2006	11/30/2013	40,000	AJW Partners	$0.08	158,741	0

3/26/2007	3/26/2014	10,000	AJW Partners	$0.03	25,433	0

5/30/2007	5/30/2014	100,000	AJW Partners	$0.02	163,409	0

10/12/2007	10/12/2014	150,000	AJW Partners	$0.00	179,353	7

11/15/2007	11/15/2014	100,000	AJW Partners	$0.00	39,649	5

12/14/2007	12/14/2014	100,000	AJW Partners	$0.00	24,000	5

4/22/2008	4/22/2015	200,000	AJW Partners	$0.00	17,540	0
Fair value of derivative instrument liabilities for warrants					$1,108,088	$17

The number of shares have been adjusted to reflect the 100 - 1 reverse split.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF OCTOBER 31, 2010

NOTE 5                  Derivative Financial Instrument Liabilities (cont’d)

Issue Date	Due Date	Note Amount	Instrument	Exercise Price Per Share	Value - Issue Date	Value - October 31, 2010

10/31/2005	10/31/2008	$1,000,000	Convertible Notes	Various	$2,681,204	$0

1/20/2006	1/20/2009	1,000,000	Convertible Notes	Various	1,363,058	6,358,464

7/25/2006	7/25/2009	500,000	Convertible Notes	Various	791,994	3,600,000

8/4/2006	8/4/2009	500,000	Convertible Notes	Various	616,127	1,652,400

11/30/2006	11/30/2009	400,000	Convertible Notes	Various	523,047	2,448,000

3/26/2007	3/26/2010	165,000	Convertible Notes	Various	274,500	237,600

5/30/2007	5/30/2010	435,000	Convertible Notes	Various	825,801	2,786,400

10/12/2007	10/12/2010	175,000	Convertible Notes	Various	711,289	1,260,000

11/15/2007	11/15/2010	325,000	Convertible Notes	Various	465,052	2,275,019

12/14/2007	12/14/2007	315,000	Convertible Notes	Various	631,254	2,205,059

12/31/2007	12/31/2010	427,760	Convertible Notes	Various	894,835	2,994,422

4/22/2008	4/22/2011	190,000	Convertible Notes	Various	569,394	798,662

6/12/2008	6/12/2011	135,000	Convertible Notes	Various	555,374	946,969

8/29/2008	8/29/2011	235,114		Various	875,919	1,654,188
Fair value of bifurcated embedded derivative instrument liabilities carry forward					$12,149,037	$29,217,183

                                                                              F-24
WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
AS OF OCTOBER 31, 2010

NOTE 5                  Derivative Financial Instrument Liabilities (cont’d)

Carry Forward	Issue Date	Due Date	Note Amount	Instrument	Exercise Price Per Share	Value - Issue Date	Value - October 31, 2010

	5/15/2009	5/15/2012	$79,500	Convertible Notes	Various	79,500	567,912

	6/30/2009	6/30/2012	551,565	Convertible Notes	Various	551,565	3,951,699

	5/27/2009	5/27/2012	575,000	Convertible Notes	Various	575,000	1,528,036

	8/20/2009	8/20/2011	70,000	Convertible Notes	Various	70,000	55,817

	12/7/2009	12/7/2012	50,000	Convertible Notes	Various	177,486	361,903

	8/19/2009	8/19/2012	1,188,000	Convertible Notes	Various	1,188,000	5,835,987

	5/5/2010	2/5/2011	50,000	Convertible Notes	Various	165,721	117,298

	5/19/2010	5/19/2012	40,000	Convertible Notes	Various	40,000	150,049

	7/13/2010	7/13/2012	395,344	Convertible Notes	Various	395,344	1,869,360

	7/26/2010	8/19/2012	25,000	Convertible Notes	Various	25,000	- 0 -

	7/27/2010	7/27/2012	40,000	Convertible Notes	Various	40,000	78,411

	7/28/2010	7/28/2012	75,000	Convertible Notes	Various	75,000	270,185

	7/25/2010	7/25/2013	421,000	Convertible Notes	Various	421,000	2,068,140
	Fair value of bifurcated embedded derivative instrument liabilities					$15,952,653	$46,071,980
	Total derivative financial instruments					$17,060,741	$46,071,997

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010

NOTE 6                  Accrued Expenses

The following are the components of Accrued Expenses:
	Oct. 31, 2010	31-Jul-10

Penalties - Registrations	$1,585,774	$1,585,774
Interest on Debt	1,223,514	993,977
Payroll and Payroll Taxes	1,026,057	1,158,835
Professional Fees	15,600	11,000
Accrued Trade Payables	253	253
	$3,851,198	$3,749,839

NOTE 7                 Stockholders’ Equity (Deficit)

On August 18, 2010, the Company amended its certificate of incorporation to increase its authorized shares of common stock from 5,000,000,000 to 15,000,000,000 (the “Increase Amendment”).  The Increase Amendment was approved by the board of directors as well as the shareholders holding a majority of the issued and outstanding shares of common stock pursuant to a written consent dated August 18, 2010.

On August 17, 2010, the Board of Directors authorized filing of a Certificate of Designation, Powers, Preferences and Right of Series C Preferred Stock.

The Series C Preferred Stock does not pay dividends but each holder of Series C Preferred Stock shall be entitled to 1000 votes for each share of common stock that the Series C Preferred Stock shall be convertible into.  The Series C Preferred Stock has a conversion price of $0.001 (the “Conversion Price”) and a stated value of $1.00 (the “Stated Value”).  Each share of Series C Preferred Stock is convertible, at the option of the holder, into such number of shares of common stock of the Company as determined by dividing the Stated Value by the Conversion Price.  The Series C Preferred Stock has no liquidation preference.

The issuance of the Series C Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D, Thereunder.  The holders of Series C Preferred Stock are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On August 17, 2010, the Company entered into conversion agreements with John Antonio and Kenneth McCoppen both executive officers and directors of the Company, pursuant to which the Company agreed to convert $150,000 in outstanding wages owed to McCoppen and $50,000 in outstanding wages owed to Antonio into a total of 200,000 shares of Series C Preferred Stock.  The above transactions were approved by the Board of Directors of the Company.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010

NOTE 7                  Stockholders’ Equity (Deficit) (cont’d)

On September 10, 2009, the Board of Directors authorized the filing of a Certificate of Designation, Powers, Preferences, and Right of Series B Preferred Stock.  The Series B Preferred Stock does not pay dividends but each holder is entitled to 100 votes for each of common stock that the Series B Preferred Stock shall be convertible into.  Series B Preferred Stock has a conversion price of $0.001 (the “Conversion Price”) and a stated value of $1.00 (the “Stated Value”).  Each share of Series B Preferred Stock is convertible into shares of common stock, at the option of the holder, determined by dividing the Stated Value by the Conversion Price.  There is no liquidation preference associated with the Series B Preferred Stock.

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

NOTE 8                  Contingent Liability

On October 1, 2010, the Company entered into a supply agreement with CAS Resources, Inc. (“CAS”).  The Company is in need of financing resources capable of meeting camera manufacturer requirements which the Company cannot independently fulfill and which CAS has the ability to fulfill.

In consideration of the mutual covenants and agreements herein contained, Mikron and distributor agree as follows:

a)	CAS agrees that it shall pay to the Company $300,000. Through October 31, 2010, the amount of $270,000 has been advanced, the balance of $30,000 was received by the Company in November 2010.

b)
AGREEMENT TO FINANCE CAMERA PURCHASES.  The parties agree that the Company shall place purchase orders for cameras with such manufacturers or suppliers as the Company in its sole discretion shall determine.  The Company agrees that it shall contemporaneous with payment for each camera delivered per the Company’s orders, pay to CAS the principal sum of $2,000 per camera.  The Company agrees that it shall pay said $2,000 per camera to CAS’s order until such time as the Company exercises its option to pay CAS, and completes payment to CAS of its return on purchase funds.  The Company can terminate the agreement by payment to CAS of the principal sum of $900,000, exclusive of any payments made or accrued per camera prior to the date of such $900,000 payment.

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010

NOTE 8                 Contingent Liability (cont’d)

c)
OPTION TO PURCHASE AND SELL CAMERAS.  The Company agrees that if the Company ceases to do business, files bankruptcy or is involuntarily placed into any receivership or bankruptcy, files for reorganization of debts or in the event that the Company, after a period of four months next following the month of execution hereof does not commence ordering and continue to order a minimum average of 20 cameras per month, then and upon the occurrence of any such event(s), CAS shall be entitled to purchase such cameras as Company was purchasing pursuant hereto for use and/or sale by CAS as CAS shall in its sole discretion determine; provided further, that the Company shall sign such documents and/or transfer such proprietary information to CAS as is reasonable or necessary for CAS to purchase cameras directly from such manufacturers and/or suppliers as were being utilized by the Company.  Nothing set forth herein shall be construed as prohibiting the Company from continuing to purchase cameras for its own account, however, any such purchases shall continue to be subject to the obligation to pay CAS $2,000 per camera until such time as the Return on Purchase Funds as set forth hereinabove is paid in full.  Further, nothing set forth herein shall be construed as obligating the Company to release to, provide to or otherwise license authorize CAS to utilize the Company’s proprietary and/or patented technology, software, system or system components.

NOTE 9                 Derivative Instruments Income, Net

Derivative instruments expense of $2,075,846 represents the net unrealized (non-cash) change during the three months ended October 31, 2009, in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

NOTE 10               Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,958,118 including a derivative loss of $2,075,846 and a negative cash flow from operations of $288,183 for the three months ended October 31, 2010, negative working capital of $38,747,217, and a stockholders’ deficiency of $57,698,316 at October 31, 2010.

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

WELLSTAR INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010

NOTE 11               Subsequent Events

AJW Partners, LLC and related entities converted a portion of their notes (See Note 2) into   612,068,001 shares of Common Stock during the period November 1, 2010 through December 2, 2010.  From November 1, 2010 through December 2, 2010, JMJ Financial converted a portion of their notes in 320,000,000 shares of Common Stock (see Note 4).  During the period November 1, 2010 through December 2, 2010, 2,370,242,603 shares of Common Stock were issued through conversion of Convertible Notes Payable.

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

 Plan of Operation and Financing Needs

We are seeking financing in different amounts and up to 12 million dollars.  Currently the company has exhausted its funding from past agreements with JMJ Financial and is actively trying to secure financing to continue operations. Currently, the company has no available options for financing and may cease operations in the near future.

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

 We will still need additional capital in order to continue operations until we are able to achieve positive operating cash flow. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. This money would be used for the roll out of our TMI System to the long term care market and for the development and production of a new camera that will save the company money as well as be more effective in its diagnosis.

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

If we are unable to obtain additional funding, our business operations will be harmed. In addition, section 4e of the October 2005 Securities Purchase Agreements contain certain restrictions and limitations on our ability to seek additional financing. If we do obtain additional financing, our then existing shareholders will suffer substantial dilution.

Results of Operations

Quarter Ended October 31, 2010 compared to Quarter Ended October 31, 2009 (all references are to the Quarter Ended October 31)

Revenue:  We did not have revenue during the quarters ended October 31, 2010 and October 31, 2009.

Cost of Sales and Gross Profit:  There was no Cost of Sales for the quarters ended October 31, 2010 and October 31, 2009 as we did not generate revenue during these periods.

Operating, Selling, General and Administrative Expenses:  Operating, selling, general and administrative expenses decreased by $68,753, or 13% in the 2010 first fiscal quarter to $445,038 from $513,791 in 2009.  This decrease reflects a decrease in salaries by $60,900 from $182,700 to $121,800.

Loss from Operations:  Loss from operations for the quarter ended October 31, 2010 was $445,038, a decrease of $68,753 or 13% from the loss from operations in the same period in 2009 of $513,791 as a result of the aforementioned decreases in operating, sales and administrative expenses.

Other Income and Expense:  Total other expenses of $2,513,080 in the quarter ended October 31, 2010 represent an increase in other expenses of $9,552,532 from the income of $7,039,452 in 2009 as a result of a greater expense from derivative instrument expense for the period related to a increase in derivative instrument liabilities caused by a decrease in our stock prices.

Net Loss:  Net loss of $2,958,118 for the quarter ended October 31, 2010 was $9,483,779 greater than the net income of $6,525,661 for the same period in 2009 due to the greater amount of derivative instrument expense.

Liquidity and Capital Resources

It is Management’s opinion that the current financial position of the company is in dire straits and the Company will need to obtain additional funding to continue operations.  The Company expects that it will not be able to continue operating. If the Company does not obtain financing immediately, it will be required to cease operations.

As of October 31, 2010, we had a working capital deficit of approximately $38,747,219, and cash of $150,681. We do not have the funds necessary to maintain our operations for the coming fiscal year, and will need to raise additional funding.

The liquidity impact of our outstanding debt is as follows:

Our unsecured demand note with Michael Sweeney (the "Sweeney Note"), in the principal amount of $150,000, matured on August 1, 2006 and remains outstanding. In addition to the outstanding principal, we also owe accrued interest in the amount of $47,925. We are in default pursuant to the terms of the Sweeney Note and we have not received a notice of default from Mr. Sweeney, nor has Mr. Sweeney indicated to the Company that he intends to place the Company in default under the note.

Our unsecured demand note with Micro Health Systems (the "MHS Note"), dated December 21, 2005 in the principal amount of $200,000, with interest at 8% per annum, has two maturity dates: at the 180th day and the 365th day following issuance. A payment of $100,000.00 is due at each maturity date. We did not make the first or second payment. There is an acceleration provision in the MHS Note stipulating that the entire $200,000.00 was due upon non-payment of the first $100,000. The interest rate then goes to the highest rate allowed by Florida law. We received a notice of default from MHS on November 28, 2006 and on September 20, 2010 MHS filed a summons and complaint with the Circuit Court in Broward County, Florida demanding full payment of principal and accrued interest. The MHS Note is secured by a pledge of 150,000 shares of the Company's treasury stock.

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors - AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Partners II, LLC on October 31, 2005 for the sale of (i) $3,000,000 in secured convertible notes and (ii) warrants to buy 5,000,000 shares of our common stock. The gross financing proceeds were paid to the Company in three separate tranches of $1,000,000 each. The first tranche of the financing, in the amount of $1,000,000, was received by the Company upon closing. The second tranche was received on January 20, 2006. The third tranche of $50,000 was received in August 2006. The secured convertible notes issued pursuant to our October 2005 through June 2008 Securities Purchase Agreements bear interest originally at 8% but increasing to 13% effective September 8, 2009, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholders' option, at the lower of (i) $0.12 or (ii) generally a 75% discount to the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.  As of November 10, 2010, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $ .0001 and, therefore, the conversion price for the secured convertible notes was $ .000025. Based on this conversion price, the $4,780,557 outstanding principal amount of the secured convertible notes, excluding interest, were convertible into approximately 191,222,280,000 shares of our common stock. The stock purchase warrants have an exercise price of $0.0001 and $0.50 per share.  If the lender converts, the Company will issue the appropriate number of shares and will not be required to use cash to liquidate the debt. Additionally, the Company will receive cash proceeds in the amount of $3,055,000 if the lender exercises the warrants.  If the lender converts, the Company will issue the appropriate number of shares and will not be required to use the cash to liquidate the debt.

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

The full principal amount of the Notes are due upon a default under the terms of the secured convertible notes.  In addition, the Company granted the Purchasers a security interest in substantially all of the Company's assets and intellectual property.  The Company is required to file a registration statement with the Securities and Exchange Commission upon demand, which will include the common stock underlying the Notes.

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

Also, on August 19, 2009 Wellstar issued a Convertible Promissory Note to JMJ in aggregate principal amounts of $1,725,000 (the “Third JMJ Note” and together with the Initial JMJ Notes, the “JMJ Notes”).  In consideration for Wellstar’s issuing of the Second JMJ Note, JMJ issued Wellstar  a Secured and Collateralized Promissory Note in the principle amounts of $1,500,000 (the “Third Wellstar Note” and together with the Initial Wellstar Note, the “Wellstar Notes”).

The JMJ Notes bear interest at 12%, mature three years from the date of issuance, and are convertible into our common stock, at JMJ’s option, at a conversion price, equal to 35% of the lowest trade for our common stock during the 20 trading days prior to the conversion.  Prior to the conversion of the JMJ Notes, JMJ must make a payment to Wellstar reducing the amount owed to Wellstar under the Wellstar Notes.  As of November 10, 2010, the lowest trade for our common stock during the 20 trading days as reported on the Over-The-Counter Bulletin Board was $.0001 and, therefore, the conversion price for the JMJ Notes was $.000035. Based on this conversion price, the JMJ Notes in the aggregate amount of $2,127,054, excluding interest, are convertible into 60,772,971,429 shares of our common stock.

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

We presently do not have any additional available credit, bank financing or other external sources of liquidity.  Due to our brief operating history as a start-up company, our operations have not been a source of liquidity.  We will need to obtain additional capital in order to maintain and expand our operations.  We are currently investigating other financial alternatives, including additional equity and/or debt financing.  In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders.  However, there can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.

Sources and Uses of Cash

	Nine Months Ended November 30,
(In thousands)	2010	2009
Cash flow data:
Net cash (used in) operating activities	(288)	(262)
Net cash (used in) investing activities	(0)	(22)
Net cash provided (used) by financing activities	439	260
Net increase (decrease) in cash and cash equivalents	151	(24)
Cash and cash equivalents, beginning of period	0	30
Cash and cash equivalents, end of period	151	6

Operating Activities

Net cash used in operating activities for the three months ended October 31, 2010 was $288,183, an increase of $26,612 from the same period in 2009 reflecting the change in operating expenses.

Investing Activities

Cash used in investing activities for the three months ended October 31, 2010 was zero, a decrease of $22,475 from the same period in 2009 representing a decrease in the purchase of equipment.

Financing Activities

Net cash provided by financing activities for the three months ended October 31, 2010 was $438,864 as compared with $260,000 for the same period last year.  The increase is attributed to the proceeds from the issuance of convertible notes.

As of October 31, 2010 the Company had cash and cash equivalents in the amount of $150,681 as compared with $5,518 at October 31, 2009.

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

As of October 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

The Company presently is in default under its financing agreements with Michael Sweeney and with AJW Partners LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millenium Partners, LLC for failure to pay such notes upon maturity.

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

WELLSTAR INTERNATIONAL, INC.

Date: December 14 , 2010	By:	/s/ John Antonio
John Antonio
Chief Executive Officer

Date: December 14, 2010	By:	/s/ Howard Bielski
Howard Bielski
Chief Financial Officer